Form 10-Q
period 2022-03-31
Inception Growth Acquisition Ltd
filed 2022-05-16
CIK 1866838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-41134

INCEPTION GROWTH ACQUISITION LIMITED

(Exact name of registrant as specified in its charter)

Delaware	86-2648456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

875 Washington Street New York, NY	10014
(Address of Principal Executive Offices)	(Zip Code)

(315) 636-6638

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

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

As of May 16, 2022, there were 12,987,500 shares of common stock of the Registrant, par value $0.0001 per share, issued and outstanding.

INCEPTION GROWTH ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$796,731	$1,365,181
Prepayment	388,673	404,762
Total current assets	1,185,404	1,769,943

Cash and investments held in trust account	104,545,878	104,535,351

TOTAL ASSETS	$105,731,282	$106,305,294

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$54,137	$475,948
Advances from a related party	75,951	10,253
Total current liabilities	130,088	486,201

Deferred underwriting compensation	2,587,500	2,587,500

TOTAL LIABILITIES	2,717,588	3,073,701

Commitments and contingencies
Common stock, subject to possible redemption 10,350,000 shares (at redemption value of $10.10 per share)	104,545,878	104,535,000

Shareholders’ deficit:
Common stock, $0.0001 par value; 26,000,000 shares authorized; 2,637,500 shares issued and outstanding (excluding 10,350,000 shares subject to possible redemption)	264	264
Accumulated deficit	(1,532,448)	(1,303,671)

Total shareholders’ deficit	(1,532,184)	(1,303,407)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$105,731,282	$106,305,294

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	Three months ended March 31, 2022	From March 4, 2021 (date of inception) to March 31, 2021

Formation, general and administrative expense	$(228,426)	-

Other income:
Dividend income	10,527	-
Total other income, net	10,527	-

Loss before income taxes	(217,899)	-

Income taxes	-	-

NET LOSS	$(217,899)	-

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	10,035,000	-
Basic and diluted net loss per share, common stock subject to possible redemption	$(0.02)	(0.00)

Basic and diluted weighted average shares outstanding, common stock attributable to Inception Growth Acquisition Limited	2,637,500	2,250,000
Basic and diluted net loss per share, common stock attributable to Inception Growth Acquisition Limited	$(0.02)	(0.00)

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Three months ended March 31, 2022
	Ordinary shares		Accumulated	Total shareholders’
	No. of shares	Amount	deficit	deficit

Balance as of January 1, 2022	2,637,500	$264	$(1,303,671)	$(1,303,407)

Accretion of carrying value to redemption value	-	-	(10,878)	(10,878)
Net loss	-	-	(217,899)	(217,899)

Balance as of March 31, 2022	2,637,500	$264	$(1,532,448)	$(1,532,184)

	From March 4, 2021 (date of inception) to March 31, 2021
	Ordinary shares		Additional	Total shareholders’
	No. of shares	Amount	paid-in capital	equity

Balance as of March 4, 2021 (inception)	-	$-	$-	$-

Issuance of common stock to founders	2,587,500	259	24,741	25,000

Balance as of March 31, 2022	2,587,500	$259	$24,741	$25,000

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	Three months ended March 31,	March 4, 2021 (date of inception) to March 31,
	2022	2021
Cash flow from operating activities
Net loss	$(217,899)	$-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Interest income and dividend income earned in cash and investments income held in trust account	(10,527)	-
Change in operating assets and liabilities:
Decrease in prepayment	16,089	-
Increase (decrease) in accrued liabilities	(421,811)	10,000
Net cash provided by (used in) operating activities	(634,148)	10,000

Cash flows from financing activities
Proceed from issuance of common stock	-	25,000
Payment of deferred offering costs	-	(130,000)
Advance from a related party	65,698	95,000
Net cash provided by (used in) financing activities	65,698	(10,000)

NET CHANGE IN CASH	(568,450)	-

Cash, beginning of period	1,365,181	-

Cash, end of period	$796,731	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$(10,878)	$-

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED STATEMENT

MARCH 31, 2022

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

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

At March 31 2022, the Company had not yet commenced any operations. All activities through December 13, 2021 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Trust Account

Following the closing of the Initial Public Offering and exercise of the over-allotment option on December 13, 2021, the aggregate amount of 104,535,000 ($10.10 per Public Unit) held in Trust Account was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations.

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

The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per Public Share, subject to increase of up to an additional $0.30 per Public Share in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 9). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The common stock will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022.

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

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, Actual results may differ from these estimates.

●	Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

●	Cash and investment held in trust account

At March 31, 2022, the assets held in the Trust Account are held in cash and US Treasury securities. Investment securities in the Company’s Trust Account consisted of $104,545,790 in United States Treasury Bills and $88 in cash. At December 31, 2021, investment securities in the Company’s Trust Account consisted of $104,535,263 in United States Treasury Bills and $88 in cash.

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

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stocks subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stocks (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stocks are classified as shareholders’ equity. The Company’s common stocks feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at March 31, 2022 and December 31, 2021, 10,350,000 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to the sponsor are estimated to approximate the carrying values as of March 31, 2022 due to the short maturities of such instruments. See Note 8 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

The provision for annual franchise taxes, based on the number of shares of our common stock authorized and outstanding after the completion of the IPO for the three months ended March 31, 2022 and 2021 were $40,252 and $0, respectively.

The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2022 and 2021.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to the redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of March 31, 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 9,896,250 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

For the Three Months Ended
March 31, 2022
Net loss	$(217,899)
Accretion of carrying value to redemption value	(10,878)
Net loss including accretion of carrying value to redemption value	$(228,777)

	For the Three Months ended March 31, 2022
	Redeemable ordinary shares	Non- Redeemable ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(182,317)	$(46,460)
Accretion of carrying value to redemption value	10,878	-
Allocation of net loss	$(171,439)	$(46,460)
Denominators:
Weighted-average shares outstanding	10,350,000	2,637,500
Basic and diluted net loss per share	$(0.02)	$(0.02)

●	Related parties

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

NOTE 3 – CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of March 31, 2022, investment securities in the Company’s Trust Account consisted of $104,545,790 in United States Treasury Bills and $88 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying March 31, 2022 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on March 31, 2022 and December 31, 2021 is as follows:

	Carrying Value as of March 31, 2022 (Unaudited)	Gross Unrealized Holding Gain	Fair Value as of March 31, 2022 (Unaudited)
Available-for-sale marketable securities:
U.S. Treasury Securities	$104,545,790	$-	$104,545,790

	Carrying Value as of December 31, 2021 (Audited)	Gross Unrealized Holding Gain	Fair Value as of December 31, 2021
Available-for-sale marketable securities:
U.S. Treasury Securities	$104,535,263	$-	$104,535,263

NOTE 4 – INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 9,000,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 1,350,000 Public Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock, one-half (1/2) of one redeemable warrant (“Public Warrant”) and one right (“Public Right”) to receive one-tenth (1/10) of one share of common stock. Each Public Warrant will entitle the holder to purchase one share of common stock at an exercise price of $11.50 per whole share.

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

As of March 31, 2022 and December 31, 2021, the shares of common stock reflected on the balance sheet are reconciled in the following table.

	March 31,	December 31,
	2022	2021
Gross proceeds	$103,500,000	$103,500,000
Less:
Proceeds allocated Public Warrants	(2,572,990)	(2,572,990)
Proceeds allocated Public Rights	(7,418,984)	(7,418,984)
Offering costs of Public Shares	(2,511,906)	(2,511,906)
Plus:
Accretion of carrying value to redemption value - 2021	13,538,880	13,538,880
Accretion of carrying value to redemption value - 2022	10,878	-

Common stock subject to possible redemption	$104,545,878	$104,535,000

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

As of March 31, 2022 and December 31, 2021, 2,637,500 shares of common stock were issued and outstanding, excluding 10,350,000 shares of common stock are subject to possible conversion.

Advance from a Related Party

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

As of March 31, 2022 and December 31, 2021, the Company had a temporary advance of $75,951 and $10,253 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from March 4, 2021, to pay Soul Venture Partners LLC a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public shareholders.

NOTE 7 – SHAREHOLDER’S EQUITY

Common stocks

The Company is authorized to issue 26,000,000 shares of common stock at par value $0.0001. Holders of the Company’s common stocks are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, 2,637,500 shares of common stocks were issued and outstanding, excluding 10,350,000 shares of common stock subject to possible redemption.

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

The Company may call the warrants for redemption (excluding the Private Warrants), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the Public Warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,

●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $18 per share, for any 30 trading days within a 30 trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the issuance of the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2022	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$104,545,790	$104,545,790	$-	$-

	December 31, 2021	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$104,535,263	$104,535,263	$-	$-

*	included in cash and investments held in trust account on the Company’s balance sheets.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this unaudited condensed financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through May 16, 2022 was the Company issued the unaudited condensed financial statements. During the period, the Company did not have any material subsequent events other than disclosed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Inception Growth Acquisition Limited. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Soul Venture Partners LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at sec.report. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation on March 4, 2021 and formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On December 13, 2021, we consummated our initial public offering (“IPO”) of 9,000,000 units (the “Units”), each Unit consisting of one share of common stock of the Company, par value $0.0001 per share (the “Common Stock”), one-half of one redeemable warrant (the “Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Common Stock for $11.50 per share, and one right (the “Right”) to receive one-tenth (1/10) of a share of Common Stock upon consummation of an initial business combination. The Units were sold at a price of $10.00 per Unit, generating aggregate gross proceeds to the Company of $90,000,000. On December 9, 2021, the underwriters of the IPO fully exercised their over-allotment option, and the closing and sale of an additional 1,350,000 Units (the “Over-Allotment Units”) occurred on December 13, 2021. The issuance by the Company of the Over-Allotment Units at a price of $10.00 per Unit resulted in total gross proceeds of $13,500,000.

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

Our management has broad discretion with respect to the specific application of the net proceeds of the initial business combination and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

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

For the three months ended March 31, 2022 we had a net loss of $217,899, which was comprised of general and administrative expenses, dividend income and interest income.

Net cash used in operating activities for the three months ended March 31, 2022 was primarily the result of the net loss of $217,899, by decrease in prepayment, increase in accrued liabilities and offset by interest income and dividend income earned in cash and investments income held in trust account.

Net cash provided by financing activities for the three months ended March 31, 2022 was mainly related to the advance from a related party $65,698.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, we had cash of $796,731   and $1,365,181. Until the consummation of the initial public offering, the only source of liquidity was an initial purchase of common stock by our Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from our Sponsor.

On December 13, 2021, we consummated the Initial Public Offering of 10,350,000 units (the “Public Units”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 1,350,000 Public Units, at $10.00 per Public Unit, generating gross proceeds of $103,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,721,250 Warrants (the “Private Warrants”) at a price of $1.00 per warrant in a private placement to Soul Venture Partners LLC (the “Sponsor”), generating gross proceeds of $4,721,250.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Registration Rights

The holders of the Founder Shares, the Private Placement Warrants (and their underlying securities) and the warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Public Offering. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares are to be released from escrow. The holders of a majority of the Private Placement Warrants and warrants issued in payment of Working Capital Loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

We account for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stocks subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stocks (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stocks are classified as shareholders’ equity. Our common stocks feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of our control. Accordingly, at March 31, 2022, 10,350,000 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

We calculate net loss per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to the redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of March 31, 2022, we have not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 9,896,250  shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and we did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of the IPO held in the trust account may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

The Company is not party to any legal proceedings as of the filing date of this Form 10-Q.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on December 8, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated December 8, 2021 other than as stated below.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCEPTION GROWTH ACQUISITION LIMITED

Date: May 16, 2022	By:	/s/ Paige E. Craig
	Name:	Paige E. Craig
	Title:	Chief Executive Officer
(Principal Executive Officer)