Form 10-Q
period 2022-06-30
Inception Growth Acquisition Ltd
filed 2022-08-12
CIK 1866838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 12,987,500 shares of common stock of the Registrant, par value $0.0001 per share, issued and outstanding.

INCEPTION GROWTH ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2022	December 31, 2021
		(Audited)
ASSETS
Current assets:
Cash	$787,449	$1,365,181
Prepayments	313,083	404,762
Total current assets	1,100,532	1,769,943

Cash and investments held in trust account	104,710,586	104,535,351
TOTAL ASSETS	$105,811,118	$106,305,294

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$97,106	$475,948
Advances from a related party	118,267	10,253
Total current liabilities	215,373	486,201

Deferred underwriting compensation	2,587,500	2,587,500

TOTAL LIABILITIES	2,802,873	3,073,701

Commitments and contingencies
Common stock, subject to possible redemption: 10,350,000 shares (at redemption value of $10.12 and $10.10 per share)	104,710,586	104,535,000

Shareholders’ deficit:
Common stock, $0.0001 par value; 26,000,000 shares authorized; 2,637,500 shares issued and outstanding (excluding 10,350,000 shares subject to possible redemption)	264	264
Accumulated other comprehensive income	158,483	-
Accumulated deficit	(1,861,088)	(1,303,671)

Total shareholders’ deficit	(1,702,341)	(1,303,407)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$105,811,118	$106,305,294

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	From March 4, 2021 (date of inception) to June 30, 2021

Formation, general and administrative expenses	$(170,157)	$(52,524)	$(398,583)	$(52,524)

Other income:
Dividend income	6,225	-	16,752	-
Total other income, net	6,225	-	16,752	-

Loss before income taxes	(163,932)	(52,524)	(381,831)	(52,524)

Income taxes	-	-	-	-

NET LOSS	$(163,932)	$(52,524)	$(381,831)	$(52,524)

Other comprehensive income
Unrealized gain on available-for-sale securities	158,483	-	158,483	-

COMPREHENSIVE LOSS	$(5,449)	$(52,524)	$(223,348)	$(52,524)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	10,035,000	-	10,035,000	-
Basic and diluted net loss per share, common stock subject to possible redemption	$(0.01)	$-	$(0.03)	$-

Basic and diluted weighted average shares outstanding, common stock attributable to Inception Growth Acquisition Limited	2,637,500	2,250,000	2,637,500	$2,250,000
Basic and diluted net loss per share, common stock attributable to Inception Growth Acquisition Limited	$(0.03)	$(0.02)	$(0.04)	$(0.02)

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Ordinary shares		Accumulated other		Total
	No. of shares	Amount	comprehensive income	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2022	2,637,500	$264	$-	$(1,303,671)	$(1,303,407)

Accretion of carrying value to redemption value	-	-	-	(10,878)	(10,878)
Net loss	-	-	-	(217,899)	(217,899)

Balance as of March 31, 2022	2,637,500	264	-	(1,532,448)	(1,532,184)

Accretion of carrying value to redemption value	-	-	-	(164,708)	(164,708)
Unrealized gain on available-for-sale securities	-	-	158,483	-	158,483
Net loss	-	-	-	(163,932)	(163,932)

Balance as of June 30, 2022	2,637,500	$264	$158,483	$(1,861,088)	$(1,702,341)

	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ deficit
Balance as of March 4, 2021 (inception)	-	$-	$-	$-	$-

Issuance of common stock to founders	2,587,500	259	24,741	-	25,000

Balance as of March 31, 2021	2,587,500	259	24,741	-	25,000

Net loss	-	-	-	(52,524)	(52,524)

Balance as of June 30, 2021	2,587,500	$259	$24,741	$(52,524)	$(27,524)

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Six months ended June 30, 2022	March 4, 2021 (date of inception) to June 30, 2021
Cash flows from operating activities
Net loss	$(381,831)	(52,524)
Adjustments to reconcile net loss to net cash used in operating activities
Interest income and dividend income earned in cash and investments income held in trust account	(16,752)	-
Change in operating assets and liabilities:
Decrease in prepayment	91,679	-
Increase (decrease) in accrued liabilities	(378,842)	-
Net cash used in operating activities	(685,746)	(52,524)

Cash flows from financing activities
Proceed from issuance of common stock	-	25,000
Advance from a related party	108,014	27,524
Net cash provided by financing activities	108,014	52,524

NET CHANGE IN CASH	(577,732)	-

Cash, beginning of period	1,365,181	-

Cash, end of period	$787,449	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$(175,586)	$-
Deferred offering costs paid by a related party	$-	$190,000

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

At June 30, 2022, the Company had not yet commenced any operations. All activities through December 13, 2021 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”). Since the Initial Public Offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and capital resources

Following the closing of the Initial Public Offering on December 13, 2021, a total of $103,500,000 was placed in the Trust Account, and the Company had $1,498,937 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. As of June 30, 2022, the Company had a working capital equity of $885,159. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs to execute its intended initial Business Combination in the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these unaudited condensed consolidated financial statements if a Business Combination is not consummated. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

●	Cash and investment held in trust account

At June 30, 2022, the assets held in the Trust Account are held in cash and US Treasury securities. Investment securities in the Company’s Trust Account consisted of $104,699,165 in United States Treasury Bills and $11,421 in cash. At December 31, 2021, investment securities in the Company’s Trust Account consisted of $104,535,263 in United States Treasury Bills and $88 in cash.

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

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stocks subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stocks (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stocks are classified as shareholders’ equity. The Company’s common stocks feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at June 30, 2022 and December 31, 2021, 10,350,000 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to the sponsor are estimated to approximate the carrying values as of June 30, 2022 due to the short maturities of such instruments. See Note 8 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for annual franchise taxes, based on the number of shares of our common stock authorized and outstanding after the completion of the IPO for the six months ended June 30, 2022 and 2021 were $48,535 and $0, respectively.

The provision for income taxes was deemed to be immaterial for the six months ended June 30, 2022 and 2021.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to the redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of June 30, 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 9,896,250 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended	For the Three Months Ended
	June 30, 2022	June 30, 2021
Net loss	$(163,932)	$(52,524)
Accretion of carrying value to redemption value	(164,708)	-
Net loss including accretion of carrying value to redemption value	$(328,640)	$(52,524)

	For the Six Months Ended	From March 4, 2021 (date of inception) to
	June 30, 2022	June 30, 2021
Net loss	$(381,831)	$(52,524)
Accretion of carrying value to redemption value	(175,586)	-
Net loss including accretion of carrying value to redemption value	$(557,417)	$(52,524)

	For the six months ended June 30, 2022		For the six months ended June 30, 2021
	Redeemable ordinary shares	Non- Redeemable ordinary shares	Redeemable ordinary shares	Non-Redeemable ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(444,217)	$(113,200)	$-	$(52,524)
Accretion of carrying value to redemption value	175,586	-	-	-
Allocation of net loss	$(268,631)	$(113,200)	$-	$(52,524)
Denominators:
Weighted-average shares outstanding	10,350,000	2,637,500	-	2,250,000
Basic and diluted net loss per share	$(0.03)	$(0.04)	$-	$(0.00)

	For the three months ended June 30, 2022		For the three months ended June 30, 2021
	Redeemable ordinary shares	Non- Redeemable ordinary shares	Redeemable ordinary shares	Non-Redeemable ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(261,900)	$(66,740)	$-	$(52,524)
Accretion of carrying value to redemption value	164,708	-	-	-
Allocation of net loss	$(97,192)	$(66,740)	$-	$(52,524)
Denominators:
Weighted-average shares outstanding	10,350,000	2,637,500	-	2,250,000
Basic and diluted net loss per share	$(0.01)	$(0.03)	$-	$(0.00)

●	Related parties

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

NOTE 3 – CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of June 30, 2022, investment securities in the Company’s Trust Account consisted of $104,699,165 in United States Treasury Bills and $11,421 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying June 30, 2022 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on June 30, 2022 and December 31, 2021 is as follows:

	Carrying Value as of June 30, 2022 (Unaudited)	Gross Unrealized Holding Gain	Fair Value as of June 30, 2022 (Unaudited)
Available-for-sale marketable securities:
U.S. Treasury Securities	$104,540,682	$158,483	$104,699,165

	Carrying Value as of December 31, 2021 (Audited)	Gross Unrealized Holding Gain	Fair Value as of December 31, 2021
Available-for-sale marketable securities:
U.S. Treasury Securities	$104,535,263	$-	$104,535,263

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

As of June 30, 2022 and December 31, 2021, the shares of common stock reflected on the balance sheet are reconciled in the following table.

	June 30,	December 31,
	2022	2021
Gross proceeds	$103,500,000	$103,500,000
Less:
Proceeds allocated Public Warrants	(2,572,990)	(2,572,990)
Proceeds allocated Public Rights	(7,418,984)	(7,418,984)
Offering costs of Public Shares	(2,511,906)	(2,511,906)
Plus:
Accretion of carrying value to redemption value - 2021	13,538,880	13,538,880
Accretion of carrying value to redemption value - 2022	175,586	-
Common stock subject to possible redemption	$104,710,586	$104,535,000

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

As of June 30, 2022 and December 31, 2021, 2,637,500 shares of common stock were issued and outstanding, excluding 10,350,000 shares of common stock are subject to possible conversion.

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

As of June 30, 2022 and December 31, 2021, the Company had a temporary advance of $118,267 and $10,253 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from March 4, 2021, to pay Soul Venture Partners LLC a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public shareholders.

NOTE 7 – SHAREHOLDER’S EQUITY

Common stocks

The Company is authorized to issue 26,000,000 shares of common stock at par value $0.0001. Holders of the Company’s common stocks are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, 2,637,500 shares of common stocks were issued and outstanding, excluding 10,350,000 shares of common stock subject to possible redemption.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2022	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$104,699,165	$104,699,165	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
	(Audited)
Assets:
U.S. Treasury Securities held in Trust Account*	$104,535,263	$104,535,263	$-	$-

*	included in cash and investments held in trust account on the Company’s balance sheets.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this unaudited condensed financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through August 12, 2022 was the Company issued the unaudited condensed financial statements. During the period, the Company did not have any material subsequent events other than disclosed above.

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

For the three and six months ended June 30, 2022 we had a net loss of $163,932 and $381,831, respectively, which was comprised of general and administrative expenses, dividend income and interest income.

For the three and six months ended June 30, 2021 we had a net loss of $52,524 and $52,524, respectively, which was comprised of general and administrative expenses.

For the six months ended June 30, 2022, cash used in operating activities was $685,746, consisting primarily of a net loss of $381,831 and changes in our operating assets and liabilities used cash of $287,163.

For the six months ended June 30, 2021, cash used in operating activities was $52,524, consisting primarily of a net loss of $52,524.

Liquidity and Capital Resources

As of June 30, 2022, we had cash of $787,449. Until the consummation of the initial public offering, the only source of liquidity was an initial purchase of common stock by our Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from our Sponsor.

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

We do not believe we will need to raise additional funds following the offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of this offering and the sale of the private warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We account for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stocks subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stocks (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stocks are classified as shareholders’ equity. Our common stocks feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of our control. Accordingly, at June 30, 2022, 10,350,000 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

We calculate net loss per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to the redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of June 30, 2022, we have not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 9,896,250  shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and we did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCEPTION GROWTH ACQUISITION LIMITED

Date: August 12, 2022	By:	/s/ Paige E. Craig
	Name:	Paige E. Craig
	Title:	Chief Executive Officer
(Principal Executive Officer)