Form 10-K/A
period 2021-12-31
Inception Growth Acquisition Ltd
filed 2023-01-13
CIK 1866838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2021, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $0.

As of March 25, 2022, the Registrant had 12,987,500 shares of common stock outstanding.

Auditor Name: Friedman LLP	Auditor Location: New York, NY	Auditor Firm ID: 711

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 31, 2022, Inception Growth Acquisition Ltd (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends the Original Form 10-K solely to correct an unintentional error in its content. It was inadvertently and incorrectly stated in Item 7 of Part II of the Original Form 10-K that there was a going concern issue for the Company. Therefore, the Company hereby amends Item 7 of Part II of the Original Form 10-K by deleting the relevant statement in its entirety.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original Form 10-K. This Amendment consists solely of the preceding cover page, this explanatory note, a replacement Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” a signature page, and an exhibit index solely to include new certifications by the Company’s principal executive officer and principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by Rule 12b-15 under the Exchange Act. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Form 10-K. This Amendment does not otherwise update any exhibits as originally filed or previously amended. In addition. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

i

part II

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

The net income (loss) per share presented in the statement of operations is based on the following:

Period from March 4, 2021 (inception) through December 31, 2021
Net loss	$(181,960)
Accretion of carrying value to redemption value	(13,538,880)
Net loss including accretion of carrying value to redemption value	$(13,720,840)

	Period from March 4 (inception) through December 31, 2021
	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(2,638,991)	$(11,081,849)
Accretion of carrying value to redemption value	13,538,880	-
Allocation of net income (loss)	$10,899,889	$(11,081,849)
Denominators:
Weighted-average shares outstanding	616,887	2,590,480
Basic and diluted net income (loss) per share	$17.67	$(4.28)

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

The following documents are filed as part of this Amendment and supplement the exhibits filed and furnished with the Original Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inception Growth Acquisition Limited

Dated: January 13, 2023	By:	/s/ Paige E. Craig
	Name:	Paige E. Craig
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paige E. Craig	Chief Executive Officer and Chairman	January 13, 2023
Paige E. Craig	(Principal Executive Officer)

/s/ Yun Pun Felix Wong	Chief Financial Officer	January 13, 2023
Yun Pun Felix Wong	(Principal Financial and Accounting Officer)

/s/ Matthew C. Hong	Independent Director	January 13, 2023
Matthew C. Hong

/s/ Albert Chang	Independent Director	January 13, 2023
Albert Chang

/s/ Stephen Man Tak Suen	Independent Director	January 13, 2023
Stephen Man Tak Suen