Form 10-K
period 2022-12-31
Inception Growth Acquisition Ltd
filed 2023-04-14
CIK 1866838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2022, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $128,056,750.

As of April 12, 2023, the Registrant had 7,114,136 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INCEPTION GROWTH ACQUISITION LIMITED

Annual Report on Form 10-K for the Year Ended December 31, 2022

i

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

Our Chief Executive Officer, Mr. Cheuk Hang Chow, has almost a decade of C-suite leadership and business development experience in several industries including technology, media and entertainment. He has served as CEO of companies such as MetaOne Limited, a non-fungible token (NFT) asset management platform based in Asia, and China Creative Digital Entertainment Limited (formerly HMV Digital China Group), an investment holding company engaged in media and entertainment businesses in East Asia, as well as CFO and Executive Director to listed companies like China Food and Beverage Group Limited (HKG:8272), an investment holding company operating restaurant businesses in Hong Kong. We are confident that we can capitalize on Mr. Chow’s previous experiences in advising and expanding startups and listed companies to help guide and prepare the target for the business combination.

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

Mr. Michael Lawrence Coyne, one of our directors, has 8 years of extensive capitals markets, business development, and deal origination experience. Since January 2023, Mr. Coyne has been serving as a Principal and Head of Capital Markets in the financial advisory firm Benjamin Securities. From February 2018 to January 2023, Mr. Coyne was a partner and Head of Capital Markets at Ingalls & Snyder, LLC, an investment advisory firm. From August 2015 to February 2018, Mr. Coyne served as Vice President and Head of Equity Syndicate of Capital Integration Systems LLC, an online financial services platform based in New York. Prior to that, in March 2015, he began his career in financial services at the Blackstone Group, as a private wealth management intern. Concurrently, from February 2012 to July 2019, Mr. Coyne served as 1st Lieutenant, executive Officer, task force officer-in-charge and platoon leader and operations officer of the Army National Guard and the U.S. Army. Mr. Coyne passed the Financial Industry Regulatory Authority (FINRA) Series 7, 63, 24, 79 examination and obtained a Securities Industry Essentials (SIE) license in September 2, 2015; January 25, 2016; September 24, 2018; August 22, 2018 and October 1, 2018, respectively.. His skills in managing businesses in large public corporations, financial planning and strategic management will be a great asset for the target company.

Ms. Yan Xu has over 9 years of experience working in the Chinese gaming market and in a variety of industries in the Japanese market. She has also worked closely with top executives in PRC companies. Ms. Xu has been an independent director for Ace Global Business Acquisition Limited since February 2021. Since February 2014, Ms. Xu has served as the head of the Japanese division for Whiz Partners Asia Ltd where she worked closely with Japanese companies to help identify potential Chinese partners to expand their business operations. She has also been the vice president of the China Hero Fund project, one of the first funds created to support game developers in China since 2016. Prior to this role, she worked as the assistant to the chief executive officer for Blue Ridge China, where she was responsible for post-investment tracking. Between 2008 to 2011, she worked at SinoCom Software Group Ltd. as secretary to the Third Division and Team Leader of the Translation Department. Ms. Xu also spent three years working at Neusoft Group Co. Ltd as secretary of business software division and team leader of translation department. Her experience and skills in the Chinese and Japanese markets will be a great asset for the target company.

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

3. Strong and Extensive Network to Source a Suitable Target Company

We believe our team’s operating and transaction experience and relationships with companies will provide us with many potential business combination targets. Over the course of their careers, they have served in a variety of capacities, allowing them to expand their network in both Asia and the United States. In addition, many of them are currently board directors and non-executive directors of other public companies. These contacts and sources include those in government, private and public companies, private equity and venture capital funds, investment bankers, attorneys and accountants. For example, our CEO, Mr. Cheuk Hang Chow, was the chief executive officer of an NFT asset management platform and an investment holding company principally engaged in media and entertainment businesses in East Asia. His roles in these companies provides access to a massive network of tech executives, founders and investors. We can leverage his connections to identify multiple potential targets. Our independent director, Mr. Michael Lawrence Coyne, has 8 years of extensive capitals markets, business development, and deal origination experience while Ms. Yan Xu, also our independent director, has over 9 years of experience working in the Chinese gaming market and in a variety of industries in the Japanese market. We believe the extensive network our directors have in the TMT, sports & entertainment and gaming (non-gambling) industry will give us a competitive advantage when exploring potential business combination opportunities.

4. Strong M&A Expertise and de-SPAC Experience

In addition to supporting us in the areas of investment strategy and improving the company’s processes, our team also has experience in M&A and raising funds. Our team consists of seasoned professionals with significant M&A, capital markets, finance and private equity experience across a wide variety of industries and market conditions and have proven track records of producing high returns for investors. In addition, we have a unique advantage as Mr. Felix Wong, our Chief Financial Officer, has track record in successfully completing the initial business combinations of SPACs (“de-SPAC”). He was previously the CFO of Tottenham Acquisition I Limited, which successfully merged with Clene Nanomedicine Inc (NASDAQ: CLNN) in December 2020. After merging, the stock price reached a peak of $16.3 per share, resulting in more than 60% return (as compared to the $10.00 IPO price of Tottenham Acquisition I Limited) for investors. His previous experience in selecting a SPAC and managing a successful merger will be extremely valuable in ensuring the success of our initial business combination.

5. Advantages of being a Publicly Listed Company

We believe we are offering a unique opportunity for companies that want to grow and enter into the international markets. Our structure will make us an attractive business partner. As a publicly listed company, our business partners will have access to the capital markets for greater financing and be able to expand their existing customer base. Furthermore, SPACs also offer an alternate route to the traditional IPO that is less costly and can accelerate a company’s market entry. Even smaller companies with large growth prospects have the opportunity to be selected. In addition, the risk of failure to raise capital is much lower since the money is raised prior to selecting the target. Although there are some risks to a certain extent, we believe the benefits of partnering with a SPAC and going public outweigh the costs. We are also confident that the track record of our management team and board of directors will bring in many attractive options. Our management team and board consist of industry veterans like Mr. Cheuk Hang Chow, Mr. Felix Wong, Mr. Michael Lawrence Coyne, Mr. Albert Chang and Ms. Yan Xu. Together, we expect that they will bring to the table a pool of expertise that will be attractive to target companies seeking for public listing in the United States.

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

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Certain companies requiring federal-issued licenses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Our Sponsor, Soul Venture Partners LLC, is controlled by Mr. Jason Wong, a non-U.S. person and a Hong Kong national. Our sponsor currently owns 19.0% of our outstanding shares. We are therefore likely considered a “foreign person” under the regulations administered by CFIUS and will continue to be considered as such in the future for so long as our Sponsor has the ability to exercise control over us for purposes of CFIUS’s regulations. Therefore, we could be subject to foreign ownership restrictions and/or CFIUS review if our proposed business combination is between us and a U.S. target company engaged in a regulated industry or which may affect national security. The scope of CFIUS review was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. target company falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination within 21 months from the closing of our initial public offering because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive $10.25 per share, and our warrants and rights will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Risks related to Potential Application of the Investment Company Act and Inflation Reduction Act

As of the date hereof, substantially all of the assets held in the trust account are held in money market funds, which primarily invest in U.S. Treasury Bills. There is uncertainty under the Investment Company Act of 1940 (the “Investment Company Act”) whether special purpose acquisition companies, or “SPACs,” could become subject to regulation under the Investment Company Act. The longer that the funds in the trust account are held in U.S. government securities or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case a claim could be made that we have been operating as an unregistered investment company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time and instead hold all funds in the trust account in a bank deposit account in order to mitigate the risks of falling within the definition of “investment company” under the Investment Company Act.

If we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds and for which we would not have sufficient time to comply with prior to the expiration of its time to complete a business combination. As a result, if we were deemed to be an investment company, we would expect to abandon its efforts to complete an initial business combination and instead to liquidate and dissolve. If we are required to liquidate and dissolve, our investors would lose the opportunity to invest in a target company and would not be able to realize the benefits of owning shares in the post-business combination company, including the potential appreciation of our share price following such a transaction. In addition, in the event of our liquidation and dissolution, our warrants and rights would expire worthless.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a 1% excise tax on any publicly traded domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities are trading on Nasdaq, we will be a “covered corporation” within the meaning of the IR Act. While not free from doubt, absent any further guidance from the U.S. Department of the Treasury (the “Treasury”), who has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination, extension vote or otherwise, unless an exemption is available. The Excise Tax would be payable by the Company and not by the redeeming holders. Generally, issuances of securities by us in connection with our initial business combination transaction (including any PIPE transaction at the time of our initial business combination), as well as any other issuances of securities not in connection with our initial business combination, would be expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year.

Whether and to what extent the Company would be subject to the Excise Tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension vote or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets. Finally, based on recently issued interim guidance from the Internal Revenue Service and Treasury in Notice 2023-2, subject to certain exceptions, the Excise Tax should not apply in the event of our liquidation.

To mitigate the current uncertainty surrounding the implementation of the IR Act, the Sponsor intends to indemnify the Company for any Excise Tax liabilities resulting from the implementation of the IR Act with respect to any future redemptions. For the avoidance of doubt, the proceeds deposited in the trust account and the interest earned thereon shall not be used to pay for any Excise Tax due under the IR Act in connection with any redemptions of the Public Shares in connection with any Redemption Event (including the extension and the Company’s initial Business Combination).

Financial Position

With funds available for an initial business combination initially in the amount of $102,702,337 assuming no redemptions before non-reimbursable fees and expenses associated with our initial business combination and after payment of $2,250,000 of deferred underwriting fees and $1,100,000 in offering costs, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Ability to Extend Time to Complete Business Combination

The Company’s IPO prospectus dated December 8, 2021 provides that the Company initially had until 15 months from the closing of the IPO to complete its initial business combination, or, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 21 months to complete a business combination) by depositing $0.10 for each public share that has not been redeemed (or an aggregate of $1,035,000 if there are no redemptions) into the trust account for each three (3) month extension. However, as approved by its shareholders at the annual meeting of stockholders held on March 13, 2023 (the “Meeting”), on March 13, 2023, we entered into an amendment to the investment management trust agreement with Continental Stock Transfer & Trust Company, allowing us to extend the time available for us to consummate an initial business combination for an additional six (6) months from March 13, 2023 to September 13, 2023 without having to make any extension payment. On March 13, 2023, the Company decided to extend the available time to complete a business combination for an additional six (6) months from March 13, 2023 to September 13, 2023. Public stockholders were not offered the opportunity to vote on or redeem their shares in connection with any such extension. In connection with the stockholders vote at the Meeting, 5,873,364 shares of common stock were tendered for redemption.

Non-redemption Agreements

On March 3, 2023, the Company and Sponsor entered into non-redemption agreements (“Non-Redemption Agreement”) with an unaffiliated third parties in exchange for such third party agreeing not to redeem an aggregate of 400,000 shares of the Company’s common stock sold in its initial public offering (“Non-Redeemed Shares”) in connection with the annual meeting of the stockholders called by the Company and to be held on March 13, 2023 (the “Meeting”) to consider and approve, among other things, an amendment to the Company’s investment management trust agreement dated December 8, 2021, (the “Trust Amendment Proposal”) to extend the time for the Company to complete its initial business combination for a period of six months without having to make any payment to the trust account established in connection with the Company’s initial public offering. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such third party an aggregate of up to 120,000 shares of the Common Stock held by the Sponsor following the Meeting if they continue to hold such Non-Redeemed Shares through the Meeting. The Company has waived the transfer restrictions set forth in the Letter Agreement dated December 8, 2021, between the Company and Sponsor (the “Letter Agreement”), regarding the transfers of the shares Common Stock contemplated by the Non-Redemption Agreement. Pursuant to the Underwriting Agreement, dated as of December 8, 2021, by and between the Company and EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”). EF Hutton has consented in writing to waive the transfer restrictions set forth in Sections 15 and 18 of the Letter Agreement in connection to the transfers of the shares Common Stock contemplated by the Non-Redemption Agreements.

On March 6, 2023, the “Company and the Sponsor entered into Non-Redemption Agreement with certain unaffiliated third parties in exchange for such third parties agreeing not to redeem an aggregate of 2,100,000 shares of the Common Stock sold in its initial public offering (“Non-Redeemed Shares”) in connection with the annual meeting of the stockholders called by the Company to be held on March 13, 2023 (the “Meeting”) to consider and approve, among other things, an amendment to the Company’s investment management trust agreement dated December 8, 2021, (the “Trust Amendment Proposal”) to extend the time for the Company to complete its initial business combination for a period of six months without having to make any payment to the trust account established in connection with the Company’s initial public offering. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such third party an aggregate of up to 630,000 shares of the Common Stock held by the Sponsor following the Meeting if they continue to hold such Non-Redeemed Shares through the Meeting.

On March 7, 2023, the Company and the Sponsor entered into additional Non-Redemption Agreements with certain unaffiliated third parties in exchange for such parties agreeing not to redeem an aggregate of 625,000 Non-Redeemed Shares. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such third party an aggregate of up to 187,500 shares of the Common Stock held by the Sponsor following the Meeting if they continue to hold such Non-Redeemed Shares through the Meeting.

On March 8, 2023, the Company and the Sponsor entered into Non-Redemption Agreement with certain unaffiliated third parties in exchange for such third parties agreeing not to redeem an aggregate of 1,200,000 shares of the Common Stock sold in its initial public offering (“Non-Redeemed Shares”) in connection with the annual meeting of the stockholders called by the Company and held on March 13, 2023 (the “Meeting”) to consider and approve, among other things, an amendment to the Company’s investment management trust agreement dated December 8, 2021, (the “Trust Amendment Proposal”) to extend the time for the Company to complete its initial business combination for a period of six months without having to make any payment to the trust account established in connection with the Company’s initial public offering. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such third party an aggregate of up to 360,000 shares of the Common Stock held by the Sponsor following the Meeting if they continue to hold such Non-Redeemed Shares through the Meeting.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.25 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 21 months from the closing of the IPO.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only up to 21 months (as we extended the time to complete a business combination as described in this report) from the closing of the IPO to complete our initial business combination. If we are unable to complete our initial business combination within 21 months, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $50,000 to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants and rights, which will expire worthless if we fail to complete our initial business combination within the 21-month time period.

Our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 21 months from the closing of the IPO. However, if our sponsor, our officers or directors acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 21-month time period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of the ability of holders of our public shares to seek redemption in connection with our initial business combination or our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 21 months from the closing of the IPO or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares.

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

If we were to expend all of the net proceeds of the IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.25. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.25. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.25 per share due to reductions in the value of the trust assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.25 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, if any, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.25 per public share.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 21 months from the closing of the IPO may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 21 months from the closing of the IPO, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 21 months from the closing of the IPO, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $50,000 interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 21st month   and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.25 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes, if any, and will not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of the ability of holders of our public shares to seek redemption in connection with our initial business combination or our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 21 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 21 months from the closing of the IPO, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

Employees

We currently have two officers, namely Mr. Cheuk Hang Chow, our Chief Executive Officer and Mr. Felix Wong, our Chief Financial Officer. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

Holders of Record

As of April 12, 2023, there were 7,114,136 of our shares of common stock issued and outstanding held by 11 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On December 13, 2021, we consummated our initial public offering (“IPO”)of 10,350,000 units (the “Units”), each Unit consisting of one share of common stock of the Company, par value $0.0001 per share (the “Common Stock”), one-half of one redeemable warrant (the “Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Common Stock for $11.50 per share, and one right (the “Right”) to receive one-tenth (1/10) of a share of Common Stock upon consummation of an initial business combination. The Units were sold at a price of $10.00 per Unit, generating aggregate gross proceeds to the Company of $103,500,000.

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

As of December 31, 2022, a total of $106,052,337   was held in a trust account established for the benefit of the Company’s public stockholders, which included $103,500,000 of the gross proceeds from the IPO (including the exercise of the over-allotment option) and $4,721,250 of the Private Placements and subsequent interest income.

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

Results of Operations

Our entire activity from inception up to December 13, 2022 was in preparation for the initial public offering. Since the initial public offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the year ended December 31, 2022, we had a net income of $475,491, which was comprised of dividend income of $1,217,668 and interest income of $299,318, offset by formation, general and administrative expenses of $742,265 and income taxes of $299,230.

For the period from March 4, 2021 (inception) through December 31, 2021, we had a net loss of $181,960, which was comprised formation, general and administrative expenses of $182,311, offset by dividend income $351.

Liquidity and Capital Resources

As of December 31, 2022, we had cash of $680,812 and investments held in the Trust Account of $106,052,337. Until the consummation of the initial public offering, the only source of liquidity was an initial purchase of ordinary shares by our Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from our Sponsor.   On December 13, 2021, we drew $134,885 against the promissory note and the entire balance was repaid on December 16, 2021.

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

Prior to the completion of our initial business combination, we will have available to us the approximately $1,100,000 of proceeds held outside the trust account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

The Company initially had 15 months from the consummation of this offering to consummate the initial business combination. If the Company does not complete a business combination within 15 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 27 months from the consummation of the Public Offering to complete a business combination). The Company is unable to consummate the Company’s initial business combination by September 13, 2023 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

On March 13, 2023, in connection with the stockholders vote at the Annual Meeting, 5,873,364 shares were redeemed by certain shareholders at a price of approximately $10.31 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of $60,583,162.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern due to business combination is not consummated by September 13, 2023 (unless further extended).   These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

We are committed to pay the Deferred Fee committed to pay the Deferred Discount of the Initial Public Offering, to the underwriter upon the Company’s consummation of the business combination. The deferred fee can be paid in cash.

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

We account for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stocks subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stocks (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. Our common stocks feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of our control. Accordingly, at December 31, 2022 and 2021, 10,350,000 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

We calculate net loss per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to the redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2022, we have not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 9,896,250  shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and we did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	December 31,	Period from March 4, 2021 (inception) through December 31,
	2022	2021
Net income (loss)	$475,491	$(181,960)
Accretion of carrying value to redemption value	(1,516,986)	(13,538,880)
Net loss including accretion of carrying value to redemption value	$(1,041,495)	$(13,720,840)

	For the year ended December 31,		Period from March 4 (inception) through December 31,
	2022		2021
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(829,988)	$(211,507)	$(2,638,991)	$(11,081,849)
Accretion of carrying value to redemption value	1,516,986	-	13,538,880	-
Allocation of net income (loss)	$686,998	$(211,507)	$10,899,889	$(11,081,849)
Denominators:
Weighted-average shares outstanding	10,350,000	2,637,500	616,887	2,590,480
Basic and diluted net income (loss) per share	$0.07	$(0.08)	$17.67	$(4.28)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, due to the material weakness in internal control over financial reporting described below, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022 due to the existence of the following material weakness: the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”) contained an unintentional error in its content. It was inadvertently and incorrectly stated in Item 7 of Part II of the Original Form 10-K that there was a going concern issue for the Company but in fact there was no such issue. The Company’s current report on Form 8-K filed on October 17, 2022 (the “Original Form 8-K”) also contained a similar unintentional error in its content, where it was inadvertently and incorrectly stated in Item 4.01 of the Original Form 8-K that the audit report on the financial statements of the Company for the period from March 4, 2021 (date of inception) through December 31, 2021 contained an uncertainty about the Company’s ability to continue as a going concern, but in fact there was no such uncertainty. The Company subsequently filed an amended Form 10-K and amended Form 8-K on January 13, 2023 to rectify the errors.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of April 12, 2023.

Name	Age	Position
Cheuk Hang Chow	39	Chief Executive Officer, Director and Chairman of the Board
Felix Yun Pun Wong	56	Chief Financial Officer and Director
Michael Lawrence Coyne	35	Director
Albert Chang	35	Director
Ms. Xu	40	Director

Cheuk Hang Chow. Mr. Chow has been serving as our Chief Executive Officer since February 17, 2023. He has almost a decade of C-suite leadership and business development experience in several industries including technology, media and entertainment. From January 2022 to November 2022, Mr. Chow was the CEO of MetaOne Limited, a non-fungible token (NFT) asset management platform based in Asia. Prior to that, from August 2015 to December 2021, he served as CEO to China Creative Digital Entertainment Limited (formerly HMV Digital China Group), an investment holding company principally engaged in media and entertainment businesses in East Asia. Concurrently, from December 2016 to September 2021, Mr. Chow was also Chief Financial Officer (CFO) and Executive Director to China Food and Beverage Group Limited (HKG:8272), an investment holding company principally engaged in operating restaurant businesses in Hong Kong. Apart from these roles, he has also served as an independent non-executive director to game developer and service provider company ME2ZEN Limited (950190.KQ) from February 2019 to January 2021, and to China Food and Beverage Group Limited (HKG:8272) from December 2016 to December 2021. From September 2010 to December 2013, Mr. Chow worked as a finance manager in AV Concept Holdings Limited, a leading marketing and distribution company for semiconductors and electronic components, and before that, from February 2009 to September 2010, he was with financial and public relations consultancy Wonderful Sky Financial Group (01260.HK) as an Investor Relations associate. He started his career in Risk Advisory at KPMG from December 2007. Mr. Chow earned his Bachelor of Engineering degree from the University of Hong Kong in August 2007. We believe that Mr. Chow is qualified to serve on our board of directors based on his extensive leadership experience and his network in the technology, media and entertainment industries.

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

Michael Lawrence Coyne. Mr. Coyne has been serving as our independent director since February 17, 2023. He has 8 years of extensive capitals markets, business development, and deal origination experience. Since January 2023, Mr. Coyne has been serving as a Principal and Head of Capital Markets in the financial advisory firm Benjamin Securities. From February 2018 to January 2023, Mr. Coyne was a partner and Head of Capital Markets at Ingalls & Snyder, LLC, an investment advisory firm. From August 2015 to February 2018, Mr. Coyne served as Vice President and Head of Equity Syndicate of Capital Integration Systems LLC, an online financial services platform based in New York. Prior to that, in March 2015, he began his career in financial services at the Blackstone Group, as a private wealth management intern. Concurrently, from February 2012 to July 2019, Mr. Coyne served as 1st Lieutenant, executive Officer, task force officer-in-charge and platoon leader and operations officer of the Army National Guard and the U.S. Army. Mr. Coyne passed the Financial Industry Regulatory Authority (FINRA) Series 7, 63, 24, 79 examination and obtained a Securities Industry Essentials (SIE) license in September 2, 2015; January 25, 2016; September 24, 2018; August 22, 2018 and October 1, 2018, respectively. Mr. Coyne obtained a bachelor of arts degree in political science and international affairs from Northeastern University and a master of business administration degree from Leonard N. Stern School of Business, New York University in 2011 and 2019, respectively. We believe that Mr. Coyne is qualified to serve on our board of directors based on his extensive experience in capitals markets, business development, deal origination specializing in TMT sector as well as his SPAC expertise.

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

Yan Xu. Ms. Xu has been serving as our independent director since March 1, 2023. Ms. Xu has over 9 years of experience working in the Chinese gaming market and in a variety of industries in the Japanese market. She has also worked closely with top executives in PRC companies. Ms. Xu has been an independent director for Ace Global Business Acquisition Limited since February 2021. Since February 2014, Ms. Xu has served as the head of the Japanese division for Whiz Partners Asia Ltd where she worked closely with Japanese companies to help identify potential Chinese partners to expand their business operations. She has also been the vice president of the China Hero Fund project, one of the first funds created to support game developers in China since 2016. Prior to this role, she worked as the assistant to the chief executive officer for Blue Ridge China, where she was responsible for post-investment tracking. Between 2008 to 2011, she worked at SinoCom Software Group Ltd. as secretary to the Third Division and Team Leader of the Translation Department. Ms. Xu also spent three years working at Neusoft Group Co. Ltd as secretary of business software division and team leader of translation department. She graduated from Dalian University of Foreign Studies with a Bachelors in Japanese in July 2003, and from Jilin University with a minor in law in July 2005. We believe that Ms. Xu is qualified to serve on our board of directors based on her experience with gaming industry expertise.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Michael Lawrence Coyne, Albert Chang and Yan Xu are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We have established an audit committee of the board of directors. Michael Lawrence Coyne, Albert Chang and Yan Xu serve as members of our audit committee, and Yan Xu chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Michael Lawrence Coyne, Albert Chang and Yan Xu meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Yan Xu qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

We have established a compensation committee of the board of directors. Michael Lawrence Coyne, Albert Chang and Yan Xu serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Each of Michael Lawrence Coyne, Albert Chang and Yan Xu are independent, and Albert Chang chairs the compensation committee.

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

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $10,000 per month, for up to 21 months, for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Michael Lawrence Coyne, Albert Chang and Yan Xu, each of whom is an independent director under Nasdaq listing standards. Michael Lawrence Coyne chairs the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

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

Investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination, have agreed to waive their redemption rights with respect to their founder shares in such situation. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to consummate our initial business combination within 21 months after the closing of the IPO, although they will be entitled to such liquidating distributions with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier of: (A) 180 days after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the reported last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the common stock underlying such warrants, will not be transferable, assignable or saleable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock, warrants and rights following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Permitted transferees of the founder shares would be subject to the same restrictions.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligation:

Individual	Entity	Entity’s Business	Affiliation
Felix Yun Pun Wong	Ascent Partners Advisory Service Limited	corporate valuation and advisory	Principal
Michael Lawrence Coyne	Benjamin Securities, Hauppauge NY	investment firm	Principal
Albert Chang	Insight Soul Partners	venture capital fund	Vice president
Yan Xu	Ace Global Business Acquisition Limited	SPAC	Independent Director

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group as of April 12, 2023. As of April 12, 2023, we had 7,114,136 shares of common stock issued and outstanding.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares of Common Stock
Soul Venture Partners LLC(2)	2,467,500	34.7%
Cheuk Hang Chow	20,000	*	%
Felix Yun Pun Wong	30,000	*	%
Michael Lawrence Coyne	20,000	*	%
Albert Chang	25,000	*	%
Yan Xu	12,500	*	%
All directors and executive officers (five individuals) as a group	107,500	*	%
Other 5% stockholders
Lighthouse Investment Partners, LLC / MAP 136 Segregated Portfolio / MAP 204 Segregated Portfolio / MAP 214 Segregated Portfolio / Shaolin Capital Partners SP / LHP Ireland Fund Management Limited / MAP 501 / LMAP 909 / LMAP 910(3)	1,175,787	16.5%
Feis Equities LLC / Lawrence M. Feis(4)	371,324	5.2%
MAP 136 Segregated Portfolio(5)	750,724	10.6%
Weiss Asset Management LP / WAM GP LLC /Andrew M. Weiss, Ph.D. (6)	700,000	9.8%
Harraden Circle Investors, LP / Harraden Circle Investors GP, LP / Harraden Circle Investors GP, LLC / Harraden Circle Investments, LLC / Frederick V. Fortmiller, Jr.(7)	400,000	5.6%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals or entities is c/o 875 Washington Street, New York, NY 10014.

(2)	Soul Venture Partners LLC is the record holder of the shares of common stock reported herein. Mr. Jason Wong, by virtue of his control over our sponsor, may be deemed to beneficially own shares held by our sponsor.

(3)	Information is based solely on a report on an amended Schedule 13G filed by Lighthouse Investment Partners, LLC (“Lighthouse”), MAP 136 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 136”), MAP 204 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 204”), MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 214”), Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC (“Shaolin”), LHP Ireland Fund Management Limited (“LHP Ireland”), MAP 501, a sub-trust of LMA Ireland (“MAP 501”), LMAP 909, a sub-fund of LMAP Ireland ICAV (“LMAP 909”) and LMAP 910, a sub-fund of LMAP Ireland ICAV (“LMAP 910”) (collectively, the “Reporting Persons”) on February 14, 2023. The principal business office of the Reporting Persons is located at 3801 PGA Boulevard, Suite 500, Palm Beach Gardens, FL 33410, 32 Molesworth Street, Dublin, D02 Y512, Ireland. Lighthouse serves as the investment manager of MAP 136, MAP 204, MAP 214, and Shaolin whereas LHP Ireland serves as the manager to MAP 501, LMAP 909 and LMAP 910. Because Lighthouse and LHP Ireland may be deemed to control MAP 136, MAP 204, MAP 214, Shaolin, MAP 501, LMAP 909, and LMAP 910, as applicable, Lighthouse and LHP Ireland may be deemed to beneficially own, and to have the power to vote or direct the vote of, and the power to direct the disposition of the shares of common stock reported herein.

(4)

Information is based solely on a report on an amended Schedule 13G filed by Feis Equities LLC (“Feis”) and Lawrence M. Feis (“Lawrence”) on March 24, 2022. The principal business office of Feis and Lawrence is located at 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606. Feis and Lawrence possess the sole voting power and sole dispositive power with respect to the shares of common stock reported herein

(5)

Information is based solely on a report on Schedule 13G filed by Yakira Capital Management, Inc on behalf of MAP 136 Segregated Portfolio (“MAP 136”) on January 31, 2023. The principal business office is located at 1555 Post Road East, Suite 202, Westport, CT 06880. MAP 136 possesses the sole voting power and sole dispositive power with respect to the shares of common stock reported herein.

(6)

Information is based solely on a report on Schedule 13G filed by Weiss Asset Management LP, a Delaware limited partnership (“Weiss Asset Management”), WAM GP LLC, a Delaware limited liability company (“WAM GP”) and Andrew M. Weiss, Ph.D. (“Andrew Weiss”) on February 10, 2023. The principle business office of Weiss Asset Management, WAM GP and Andrew Weiss is located at 222 Berkeley St., 16th floor, Boston, Massachusetts 02116. Weiss Asset Management is the sole investment manager to a private investment partnership (the “Partnership”) and private investment funds (“Funds”). WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP. The shares of common stock reported herein for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership and the Funds. Each of WAM GP, Weiss Asset Management and Andrew Weiss disclaims beneficial ownership of the shares of common stock reported herein as beneficially owned by each except to the extent of their respective pecuniary interest therein.

(7)	Information is based solely on a report on Schedule 13G filed by Harraden Circle Investors, LP (“Harraden Fund”), Harraden Circle Investors GP, LP (“Harraden GP”), Harraden Circle Investors GP, LLC (“Harraden LLC”), Harraden Circle Investments, LLC (“Harraden Adviser”) and Frederick V. Fortmiller, Jr. (“Mr. Fortmiller”) (each, a “Reporting Person”) on March 21, 2023. The principle business office of each Reporting Person is located at 299 Park Avenue, 21st Floor, New York, NY 10171. The shares of common stock reported herein are directly beneficially owned by Harraden Fund. Harraden GP is the general partner to Harraden Fund, and Harraden LLC is the general partner of Harraden GP. Harraden Adviser serves as investment manager to Harraden Fund and other high net worth individuals. Mr. Fortmiller is the managing member of each of Harraden LLC and Harraden Adviser. In such capacities, each of Harraden GP, Harraden LLC, Harraden Adviser and Mr. Fortmiller may be deemed to indirectly beneficially own the shares of common stock reported herein directly beneficially owned by Harraden Fund.

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

As of December 31, 2022 and 2021, we had a temporary advance of $181,835 and $10,253 from our Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

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

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of the IPO held in the trust account prior to the completion of our initial business combination:

●	Payment to an affiliate of our sponsor of $10,000 per month, for up to 21 months, for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) and Friedman LLP (“Friedman”), prior to the acquisition of certain assets of Friedman by Marcum effective September 1, 2022, for services rendered..

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Friedman and Marcum in connection with regulatory filings. The aggregate fees billed by Friedman and Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for year ended December 31, 2022 and the period from March 4, 2021 (inception) through December 31, 2021 totaled approximately $90,750 and $63,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Friedman or Marcum for consultations concerning financial accounting and reporting standards during the year ended December 31, 2022 and the period from March 4, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Friedman or Marcum for tax planning and tax advice for the year ended December 31, 2022 and the period from March 4, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Friedman or Marcum for other services for the year ended December 31, 2022 and the period from March 4, 2021 (inception) through December 31, 2021.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 8, 2021, by and between the Company and EF Hutton, division of Benchmark Securities, Inc., as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on December 13, 2021 (the “Form 8-K”))

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K)

3.2	By Laws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1, originally filed with the SEC on June 25, 2021 (File No. 333-257426), as amended (the “Registration Statement”))

4.1	Description of Securities

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement)

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement)

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement)

4.5	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement)

4.6	Warrant Agreement, dated December 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Form 8-K)

4.7	Rights Agreement, dated December 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Form 8-K)

10.1	Letter Agreement, dated December 8, 2021, by and among the Company and its officers and directors (incorporated by reference to Exhibit 10.1 to the Form 8-K)

10.2	Letter Agreement, dated December 8, 2021, by and between the Company and its Sponsor (incorporated by reference to Exhibit 10.2 to the Form 8-K)

10.3	Investment Management Trust Agreement, dated December 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Form 8-K)

10.4	Registration Rights Agreement, dated December 8, 2021, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.4 to the Form 8-K)

10.5	Administrative Support Agreement, dated December 8, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Form 8-K)

10.6	Indemnity Agreement, dated December 8, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 to the Form 8-K)

10.7	Private Placement Warrants Subscription Agreement, dated December 8, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 to the Form 8-K)

10.8	Amendment to the Investment Management Trust Agreement, dated March 13, 2023, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 15, 2023)

14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement)

14.2	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement)

14.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement)

14.4	Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inception Growth Acquisition Limited

Dated: April 14, 2023	By:	/s/ Cheuk Hang Chow
	Name:	Cheuk Hang Chow
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Cheuk Hang Chow	Chief Executive Officer and Chairman	April 14, 2023
Cheuk Hang Chow	(Principal Executive Officer)

/s/ Yun Pun Felix Wong	Chief Financial Officer	April 14, 2023
Yun Pun Felix Wong	(Principal Financial and Accounting Officer)

/s/ Michael Lawrence Coyne	Independent Director	April 14, 2023
Michael Lawrence Coyne

/s/ Albert Chang	Independent Director	April 14, 2023
Albert Chang

/s/ Yan Xu	Independent Director	April 14, 2023
Yan Xu

INCEPTION GROWTH ACQUISITION LIMITED

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Inception Growth Acquisition Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Inception Growth Acquisition Limited (the “Company”) as of December 31, 2022, the related statements of operations, changes in stockholders’ deficit and cash flows for the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022)

Marlton, NJ

April 14, 2023

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

/s/ Friedman LLP

Friedman LLP

We have served as the Company’s auditor from 2021 through 2022.

New York, New York

March 31, 2022

INCEPTION GROWTH ACQUISITION LIMITED

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$680,812	$1,365,181
Prepayment	161,905	404,762
Total current assets	842,717	1,769,943

Cash and investments held in trust account	106,052,337	104,535,351

TOTAL ASSETS	$106,895,054	$106,305,294

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	119,405	475,948
Income tax payable	299,230	-
Amount due to a related party	181,835	10,253
Total current liabilities	600,470	486,201

Deferred underwriting compensation	2,587,500	2,587,500

TOTAL LIABILITIES	3,187,970	3,073,701

Commitments and contingencies
Common stock, subject to possible redemption 10,350,000 shares (at redemption value of $10.25 and $10.10 per share)	106,051,986	104,535,000

Stockholders’ deficit:
Common stock, $0.0001 par value; 26,000,000 shares authorized; 2,637,500 shares issued and outstanding (excluding 10,350,000 shares subject to possible redemption)	264	264
Accumulated deficit	(2,345,166)	(1,303,671)

Total stockholders’ deficit	(2,344,902)	(1,303,407)

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT	$106,895,054	$106,305,294

The accompanying notes are an integral part of these financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

STATEMENTS OF OPERATIONS

	Year ended December 31, 2022	Period from March 4, 2021 (inception) through December 31, 2021

Formation, general and administrative expenses	$(742,265)	$(182,311)

Other income
Dividend income	1,217,668	351
Interest income	299,318	-
Total other income, net	1,516,986	351

Income (loss) before income taxes	774,720	(181,960)

Income taxes	(299,230)	-

NET INCOME (LOSS)	$475,491	$(181,960)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	10,350,000	616,887
Basic and diluted net income per share, common stock subject to possible redemption	$0.07	$17.67
Basic and diluted weighted average shares outstanding, common stock attributable to Inception Growth Acquisition Limited	2,637,500	2,590,480
Basic and diluted net loss per share, common stock attributable to Inception Growth Acquisition Limited	$(0.08)	$(4.28)

The accompanying notes are an integral part of these financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Year ended December 31, 2022
	Common stock			Total
	No. of shares	Amount	Accumulated deficit	stockholders’ deficit
Balance as of December 31, 2021	2,637,500	$264	$(1,303,671)	$(1,303,407)

Accretion of carrying value to redemption value	-	-	(1,516,986)	(1,516,986)
Net income for the year	-	-	475,491	475,491

Balance as of December 31, 2022	2,637,500	$264	$(2,345,166)	$(2,344,902)

	Period from March 4, 2021 (inception) through December 31, 2021
	Common stock		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	stockholders’ deficit
Balance as of March 4, 2021 (inception)	-	$-	$-	$-	$-

Issuance of common stock to founders	2,587,500	259	24,741	-	25,000
Sale of units in initial public offering	10,350,000	1,035	98,666,268	-	98,667,303
Sale of private warrants to the founder in private placement	-	-	4,721,250	-	4,721,250
Sale of representative share	50,000	5	(5)	-	-
Initial classification of common stock subject to possible redemption	(10,350,000)	(1,035)	(93,506,991)	-	(93,508,026)
Allocation of offering costs to common stock subject to possible redemption	-	-	2,511,906	-	2,511,906
Accretion of carrying value to redemption value	-	-	(12,417,169)	(1,121,711)	(13,538,880)
Net loss for the period	-	-	-	(181,960)	(181,960)

Balance as of December 31, 2021	2,637,500	$264	$-	$(1,303,671)	$(1,303,407)

The accompanying notes are an integral part of these financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

STATEMENT OF CASH FLOWS

	Year ended December 31, 2022	Period from March 4, 2021 (inception) through December 31, 2021
Cash flows from operating activities:
Net income (loss)	$475,491	$(181,960)
Adjustments to reconcile net loss to net cash used in operating activities
Interest income and dividend income earned in cash and investments income held in trust account	(1,516,986)	(351)
Change in operating assets and liabilities:
Decrease (increase) in prepayment	242,857	(404,762)
(Decrease) increase in accrual liabilities	(356,543)	475,948
Increase in income tax payable	299,230	-
Net cash used in operating activities	(855,951)	(111,125)
Cash flows from investing activities:
Proceeds deposited in Trust Account	-	(104,535,000)

Net cash used in investing activities	-	(104,535,000)

Cash flows from financing activities:
Proceed from issuance of common stock	-	25,000
Proceed from public offering, net with $2,245,197 of offering costs	-	101,254,803
Proceed from private placement	-	4,721,250
Proceed from promissory note – related party	-	134,885
Repayment to promissory note – related party	-	(134,885)
Advance from a related party	171,582	10,253

Net cash provided by financing activities	171,582	106,011,306

NET CHANGE IN CASH	(684,369)	1,365,181

CASH, BEGINNING OF PERIOD	1,365,181	-

CASH, END OF PERIOD	$680,812	$1,365,181

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax paid	-	-
Interest paid	-	-

Non-cash investing and financing activities
Initial classification of common stock subject to possible redemption	$-	$(93,508,026)
Allocation of offering costs to common stock subject to possible redemption	$-	$2,511,906
Accretion of carrying value to redemption value	$(1,516,986)	$(13,538,880)
Accrued underwriting compensation	$-	$2,587,500

The accompanying notes are an integral part of these financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

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

At December 31, 2022, the Company had not yet commenced any operations. All activities through December 13, 2021 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”). Since the Initial Public Offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

Financing

The registration statement for the Company’s Initial Public Offering became effective on December 8, 2021. On December 13, 2021, the Company consummated the Initial Public Offering of 10,350,000 ordinary units (the “Public Units”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 1,350,000 Public Units, at $10.00 per Public Unit, generating gross proceeds of $103,500,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,721,250 Warrants (the “Private Warrants”) at a price of $1.00 per warrant in a private placement to Soul Venture Partners LLC (the “Sponsor”), generating gross proceeds of $4,721,250, which is described in Note 4.

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

Trust Account

Following the closing of the Initial Public Offering and exercise of the over-allotment option on December 13, 2021, the aggregate amount of $104,535,000 ($10.10 per Public Unit) held in Trust Account was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations. As of December 31, 2022, investment securities in the Company’s Trust Account consisted of $106,047,848 in United States Treasury Bills and $4,489 in cash.

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

The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per Public Share, subject to increase of up to an additional $0.30 per Public Share in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 8). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The common stock will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

The Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 5) (the “stockholders”) and the underwriters will agree (a) to vote their Founder Shares, the common stock included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Shares into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to stockholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and Private Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the stockholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

On March 13, 2023, the Company entered into an amendment to the investment management trust agreement with Continental Stock Transfer & Trust Company, allowing to extend the time available for us to consummate an initial business combination for an additional six (6) months from March 13, 2023 to September 13, 2023 without having to make any extension payment. On March 13, 2023, the Company decided to extend the available time to complete a business combination for an additional six (6) months from March 13, 2023 to September 13, 2023. Public stockholders were not offered the opportunity to vote on or redeem their shares in connection with any such extension.

On March 3, 2023, the Company and Sponsor entered into non-redemption agreements (“Non-Redemption Agreement”) with an unaffiliated third parties in exchange for such third party agreeing not to redeem an aggregate of 400,000 shares of the Company’s common stock sold in its initial public offering (“Non-Redeemed Shares”) in connection with the annual meeting of the stockholders called by the Company and held on March 13, 2023 (the “Meeting”) to consider and approve, among other things, an amendment to the Company’s investment management trust agreement dated December 8, 2021, (the “Trust Amendment Proposal”) to extend the time for the Company to complete its initial business combination for a period of six months without having to make any payment to the trust account established in connection with the Company’s initial public offering. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such third party an aggregate of up to 120,000 shares of the Common Stock held by the Sponsor following the Meeting if they continue to hold such Non-Redeemed Shares through the Meeting. The Company has waived the transfer restrictions set forth in the Letter Agreement dated December 8, 2021, between the Company and Sponsor (the “Letter Agreement”), regarding the transfers of the shares contemplated by the Non-Redemption Agreement. Pursuant to the Underwriting Agreement, dated as of December 8, 2021, by and between the Company and EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”). EF Hutton has consented in writing to waive the transfer restrictions set forth in Sections 15 and 18 of the Letter Agreement in connection to the transfers of the shares contemplated by the Non-Redemption Agreements.

On March 6, 2023, the Company and the Sponsor entered into Non-Redemption Agreement with certain unaffiliated third parties in exchange for such third parties agreeing not to redeem an aggregate of 2,100,000 shares of the Common Stock sold in its initial public offering (“Non-Redeemed Shares”) in connection with the annual meeting of the stockholders called by the Company and held on March 13, 2023 (the “Meeting”) to consider and approve, among other things, an amendment to the Company’s investment management trust agreement dated December 8, 2021, (the “Trust Amendment Proposal”) to extend the time for the Company to complete its initial business combination for a period of six months without having to make any payment to the trust account established in connection with the Company’s initial public offering. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such third party an aggregate of up to 630,000 shares of the Common Stock held by the Sponsor following the Meeting if they continue to hold such Non-Redeemed Shares through the Meeting.

On March 7, 2023, the Company and the Sponsor entered into additional Non-Redemption Agreements with certain unaffiliated third parties in exchange for such parties agreeing not to redeem an aggregate of 625,000 Non-Redeemed Shares. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such third party an aggregate of up to 187,500 shares of the Common Stock held by the Sponsor following the Meeting if they continue to hold such Non-Redeemed Shares through the Meeting.

On March 8, 2023, the Company and the Sponsor entered into Non-Redemption Agreement with certain unaffiliated third parties in exchange for such third parties agreeing not to redeem an aggregate of 1,200,000 shares of the Common Stock sold in its initial public offering (“Non-Redeemed Shares”) in connection with the annual meeting of the stockholders called by the Company and held on March 13, 2023 (the “Meeting”) to consider and approve, among other things, an amendment to the Company’s investment management trust agreement dated December 8, 2021, (the “Trust Amendment Proposal”) to extend the time for the Company to complete its initial business combination for a period of six months without having to make any payment to the trust account established in connection with the Company’s initial public offering. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such third party an aggregate of up to 360,000 shares of the Common Stock held by the Sponsor following the Meeting if they continue to hold such Non-Redeemed Shares through the Meeting.

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

Liquidity and going concern

As of December 31, 2022, the Company had cash balance of $680,812 and working capital of $242,247. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Based on the foregoing, the Company believes it will not have sufficient cash to meet its needs to execute its intended initial Business Combination in the next twelve months from the date of the issuance of the accompanying financial statements.

The Company initially had 15 months from the consummation of this offering to consummate the initial business combination. If the Company does not complete a business combination within 15 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 21 months from the consummation of the Public Offering to complete a business combination). If Company is unable to consummate the Company’s initial business combination by September 13, 2023 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern due to business combination is not consummated by September 13, 2023 (unless further extended).   These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

●	Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

●	Cash and investment held in trust account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the Balance Sheets at fair value at the end of each reporting period. Earnings on these securities is included in dividend income in the accompanying Statement of Operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

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

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stocks subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stocks (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. The Company’s common stocks feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at December 31, 2022 and 2021, 10,350,000 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

●	Offering costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering.

●	Fair value of financial instruments

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represents the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash, and prepayment, accrued liabilities, amount due to a related party are estimated to approximate the carrying values as of December 31, 2022 due to the short maturities of such instruments. See Note 7 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

●	Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to the redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 9,896,250 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	December 31,	Period from March 4, 2021 (inception) through December 31,
	2022	2021
Net income (loss)	$475,491	$(181,960)
Accretion of carrying value to redemption value	(1,516,986)	(13,538,880)
Net loss including accretion of carrying value to redemption value	$(1,041,495)	$(13,720,840)

	For the year ended December 31,		Period from March 4 (inception) through December 31,
	2022		2021
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(829,988)	$(211,507)	$(2,638,991)	$(11,081,849)
Accretion of carrying value to redemption value	1,516,986	-	13,538,880	-
Allocation of net income (loss)	$686,998	$(211,507)	$10,899,889	$(11,081,849)
Denominators:
Weighted-average shares outstanding	10,350,000	2,637,500	616,887	2,590,480
Basic and diluted net income (loss) per share	$0.07	$(0.08)	$17.67	$(4.28)

●	Related parties

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

●	Stock-based compensation

The Company accounts for stock awards in accordance with ASC 718, “Compensation - Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred. The fair value of stock-based compensation on the grant date were $537,075, or approximately $10.23 per share.

●	Recent accounting pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

NOTE 3 – INITIAL PUBLIC OFFERING

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

As of December 31, 2022 and 2021, the shares of common stock reflected on the balance sheet are reconciled in the following table.

	December 31,
	2022	2021
Gross proceeds	$103,500,000	$10,350,000
Less:
Proceeds allocated Public Warrants	(2,572,990)	(2,572,990)
Proceeds allocated Public Rights	(7,418,984)	(7,418,984)
Offering costs of Public Shares	(2,511,906)	(2,511,906)
Plus:
Accretion of carrying value to redemption value – 2021	13,538,880	13,538,880
Accretion of carrying value to redemption value – 2022	1,516,986	-
Common stock subject to possible redemption	$106,051,986	$104,535,000

NOTE 4 – PRIVATE PLACEMENT

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On March 4, 2021, the Company issued an aggregate of 2,587,500 founder shares to the initial shareholder for an aggregate purchase price of $25,000.

On December 13, 2021, the Company issued an aggregate of 50,000 representative shares to the underwriter.

As of December 31, 2022 and 2021, the Company’s total issued and outstanding is 2,637,500 shares of common stock, excluding 10,350,000 share of common stock subject to possible redemption.

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

As of December 31, 2022 and 2021, the Company had a temporary advance of $181,835 and $10,253 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from March 4, 2021, to pay Soul Venture Partners LLC a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public stockholders.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common stocks

The Company is authorized to issue 26,000,000 shares of common stock at par value $0.0001. Holders of the Company’s common stocks are entitled to one vote for each share. As of December 31, 2022, 2,637,500 shares of common stocks were issued and outstanding, excluding 10,350,000 shares of common stock subject to possible redemption.

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

Warrants

The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) 21 months from the closing of this Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common stock issuable upon exercise of the Public Warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the common stock issuable upon the exercise of the Public Warrants is not effective within 52 business days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act provided that such exemption is available. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

NOTE 7 – FAIR VALUE MEASUREMENTS

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

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$106,047,848	$106,047,848	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$104,535,263	$104,535,263	$-	$-

*	included in cash and investments held in trust account on the Company’s balance sheet.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted into law. The IRA enacted a 15% corporate minimum tax effective in 2023, a 1% tax on share repurchases after December 31, 2022, and created and extended certain tax-related energy incentives. We currently do not expect the tax-related provisions of the IRA to have a material impact on our financial results.

Registration Rights

Pursuant to a registration rights agreement entered into on December 13, 2021 the holders of the Founder Shares, Private Placement Warrants (and their underlying securities) and any securities our initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of this Proposed Public Offering. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Placement Warrants (and underlying securities) and securities issued in payment of working capital loans (or underlying securities) or loans to extend our life can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter Agreement

The Company is committed to pay the Deferred Discount of the Initial Public Offering, to the underwriter upon the Company’s consummation of the business combination. The deferred fee can be paid in cash.

NOTE 9 – INCOME TAXES

As of December 31, 2022 and 2021, the Company’s net deferred tax assets are as follows:

	December 31,
	2022	2021
Deferred tax asset:
Organizational costs/Startup expenses	$174,750	$38,212
Net operating loss	-	-
Total deferred tax asset	174,750	38,212
Valuation allowance	(174,750)	(38,212)
Deferred tax asset, net of allowance	$-	$-

The income tax expense for the period from January 1, 2022 through December 31, 2022 and from March 4, 2021 (Inception) through December 31, 2021, consists of the following:

	December 31,	Period from March 4, 2021 (inception) through December 31,
	2022	2021
Federal:
Current	$299,230	$-
Deferred	(136,538)	(38,212)

State:
Current	-	-
Deferred	-	-
Change in valuation allowance	136,538	38,212
Income tax provision	$299,230	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amount become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At the years ended December 31, 2022 and December 31, 2021, the change in valuation allowance was 136,538 and 38,212.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021, consists of the following:

	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
Change in valuation allowance	17.6%	(21.0)%
Effective Tax Rate	38.6%	0.00%

The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2022 and 2021, primarily due to the valuation allowance on the deferred tax assets.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred the balance sheet date, up through the date was that the Company issued the financial statements. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 3, 2023, the Company and Sponsor entered into non-redemption agreements (“Non-Redemption Agreement”) with an unaffiliated third parties in exchange for such third party agreeing not to redeem an aggregate of 400,000 shares of the Company’s common stock sold in its initial public offering (“Non-Redeemed Shares”) in connection with the annual meeting of the stockholders called by the Company to be held on March 13, 2023 (the “Meeting”) to consider and approve, among other things, an amendment to the Company’s investment management trust agreement dated December 8, 2021, (the “Trust Amendment Proposal”) to extend the time for the Company to complete its initial business combination for a period of six months without having to make any payment to the trust account established in connection with the Company’s initial public offering. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such third party an aggregate of up to 120,000 shares of the Common Stock held by the Sponsor following the Meeting if they continue to hold such Non-Redeemed Shares through the Meeting. The Company has waived the transfer restrictions set forth in the Letter Agreement dated December 8, 2021, between the Company and Sponsor (the “Letter Agreement”), regarding the transfers of the Common Stock contemplated by the Non-Redemption Agreement. Pursuant to the Underwriting Agreement, dated as of December 8, 2021, by and between the Company and EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”). EF Hutton has consented in writing to waive the transfer restrictions set forth in Sections 15 and 18 of the Letter Agreement in connection to the transfers of the Common Stock contemplated by the Non-Redemption Agreements.

On March 6, 2023, the “Company and the Sponsor entered into Non-Redemption Agreement with certain unaffiliated third parties in exchange for such third parties agreeing not to redeem an aggregate of 2,100,000 shares of the Common Stock sold in its initial public offering (“Non-Redeemed Shares”) in connection with the annual meeting of the stockholders called by the Company to be held on March 13, 2023 (the “Meeting”) to consider and approve, among other things, an amendment to the Company’s investment management trust agreement dated December 8, 2021, (the “Trust Amendment Proposal”) to extend the time for the Company to complete its initial business combination for a period of six months without having to make any payment to the trust account established in connection with the Company’s initial public offering. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such third party an aggregate of up to 630,000 shares of the Common Stock held by the Sponsor following the Meeting if they continue to hold such Non-Redeemed Shares through the Meeting.

On March 7, 2023, the Company and the Sponsor entered into additional Non-Redemption Agreements with certain unaffiliated third parties in exchange for such parties agreeing not to redeem an aggregate of 625,000 Non-Redeemed Shares. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such third party an aggregate of up to 187,500 shares of the Common Stock held by the Sponsor following the Meeting if they continue to hold such Non-Redeemed Shares through the Meeting.

On March 8, 2023, the Company and the Sponsor entered into Non-Redemption Agreement with certain unaffiliated third parties in exchange for such third parties agreeing not to redeem an aggregate of 1,200,000 shares of the Common Stock sold in its initial public offering (“Non-Redeemed Shares”) in connection with the annual meeting of the stockholders called by the Company to be held on March 13, 2023 (the “Meeting”) to consider and approve, among other things, an amendment to the Company’s investment management trust agreement dated December 8, 2021, (the “Trust Amendment Proposal”) to extend the time for the Company to complete its initial business combination for a period of six months without having to make any payment to the trust account established in connection with the Company’s initial public offering. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such third party an aggregate of up to 360,000 shares of the Common Stock held by the Sponsor following the Meeting if they continue to hold such Non-Redeemed Shares through the Meeting.

On March 13, 2023, the Company amend the Company’s investment management trust agreement, dated as of December 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company to provide that the time for the Company to complete its initial business combination under the Trust Agreement shall be extended for a period of six months from March 13, 2023 to September 13, 2023 without having to make any payment to the Trust Account.

On March 13, 2023, in connection with the stockholders vote at the Annual Meeting, 5,873,364 shares were redeemed by certain shareholders at a price of approximately $10.29 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of $60,411,251.