Form 10-Q
period 2023-03-31
Inception Growth Acquisition Ltd
filed 2023-05-22
CIK 1866838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 22, 2023, there were 7,114,136 shares of common stock of the Registrant, par value $0.0001 per share, issued and outstanding.

INCEPTION GROWTH ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
		(Audited)
ASSETS
Current assets:
Cash	$81,400	$680,812
Cash in escrow	400,000	-
Prepaid expenses	101,191	161,905
Total current assets	582,591	842,717

Cash and investments held in trust account	107,177,601	106,052,337

TOTAL ASSETS	$107,760,192	$106,895,054

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Common stock redemption liabilities	$60,411,251	$-
Accrued liabilities	855,467	119,405
Income tax payable	527,364	299,230
Amount due to a related party	199,875	181,835
Total current liabilities	61,993,957	600,470

Deferred underwriting compensation	2,587,500	2,587,500

TOTAL LIABILITIES	64,581,457	3,187,970

Commitments and contingencies
Common stock, subject to possible redemption: 4,476,636 and 10,350,000 shares (at redemption value of $10.30 and $10.25 per share as of March 31, 2023 and December 31, 2022), respectively	46,114,476	106,051,986

Shareholders’ deficit:
Common stock, $0.0001 par value; 26,000,000 shares authorized; 2,637,500 shares issued and outstanding (excluding 4,476,636 and 10,350,000 shares subject to possible redemption, respectively)	264	264
Accumulated deficit	(2,936,005)	(2,345,166)

Total shareholders’ deficit	(2,935,741)	(2,344,902)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$107,760,192	$106,895,054

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	Three months ended March 31, 2023	Three months ended March 31, 2022

Formation, general and administrative expense	$(410,115)	$(228,426)

Other income:
Dividend income	1,125,264	10,527
Total other income, net	1,125,264	10,527

Income (loss) before income taxes	715,149	(217,899)

Income taxes	(228,134)	-

NET INCOME (LOSS)	$487,015	$(217,899)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	9,175,327	10,350,000
Basic and diluted net income (loss) per share, common stock subject to possible redemption	$0.05	$(0.02)

Basic and diluted weighted average shares outstanding, common stock attributable to Inception Growth Acquisition Limited	2,637,500	2,637,500
Basic and diluted net loss per share, common stock attributable to Inception Growth Acquisition Limited	$0.00	$(0.02)

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	Three months ended March 31, 2023
			Additional		Total
	Common stock		paid-in	Accumulated	shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2023	2,637,500	$264	$-	$(2,345,166)	$(2,344,902)

Contribution - non-redemption agreement	-	-	452,026	-	452,026
Shareholder non-redemption agreement	-	-	(452,026)	-	(452,026)
Accretion of carrying value to redemption value	-	-	-	(473,741)	(473,741)
Excise tax payable attributable to redemption of common stock	-	-	-	(604,113)	(604,113)
Net income	-	-	-	487,015	487,015

Balance as of March 31, 2023	2,637,500	$264	$-	$(2,936,005)	$(2,935,741)

	Three months ended March 31, 2022
	Ordinary shares		Accumulated	Total shareholders’
	No. of shares	Amount	deficit	deficit

Balance as of January 1, 2022	2,637,500	$264	$(1,303,671)	$(1,303,407)

Accretion of carrying value to redemption value	-	-	(10,878)	(10,878)
Net loss	-	-	(217,899)	(217,899)

Balance as of March 31, 2022	2,637,500	$264	$(1,532,448)	$(1,532,184)

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash flows from operating activities
Net income (loss)	$487,015		(217,899)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest income and dividend income earned in cash and investments income held in trust account	(1,125,264)		(10,527)
Change in operating assets and liabilities:
Decrease in prepaid expenses	60,714		16,089
Increase (decrease) in accrued liabilities	131,949		(421,811)
Increase in income tax payable	228,134		-
Net cash used in operating activities	(217,452)		(634,148)

Cash flows from financing activities
Advance from a related party	18,040		65,698
Net cash provided by financing activities	18,040		65,698

NET CHANGE IN CASH	(199,412)		(568,450)

Cash, beginning of period	680,812		1,365,181

Cash, end of period	$481,400		$796,731

Reconciliation to amounts on balance sheets:
Cash	81,400		680,812
Cash in escrow	400,000		-

	481,400		680,812

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$(473,741)		$(10,878)
Excise tax payable attributable to redemption of common stock	$604,113	$

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

At March 31 2023, the Company had not yet commenced any operations. All activities through December 13, 2021 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.30 per Public Share, subject to increase of up to an additional $0.30 per Public Share in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 8). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The common stock will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

The Company performed a valuation of the shares of common stock the Sponsor agreed to transfer to the non-redeeming third parties and determined the shares had a value of $452,026.

On March 13, 2023, in connection with the stockholders vote at the Annual Meeting, 5,873,364 shares were redeemed by certain shareholders at a price of approximately $10.29 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of $60,411,251.    The amount was paid on April 4, 2023.

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

Liquidity and going concern

As of March 31, 2023, the Company had cash balance of $81,400 and working capital deficit of $1,000,115. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Based on the foregoing, the Company believes it will not have sufficient cash to meet its needs to execute its intended initial Business Combination in the next twelve months from the date of the issuance of the accompanying unaudited condensed financial statements.

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

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern due to business combination is not consummated by September 13, 2023. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 14, 2023.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

●	Cash and investment held in trust account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the Balance Sheets at fair value at the end of each reporting period. Earnings on these securities is included in dividend income in the accompanying statement of operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

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

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stocks subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stocks (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. The Company’s common stocks feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at March 31, 2023 and December 31, 2022, 4,476,636 and 10,350,000 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The redemption liability $60,411,251 and $0 has been recorded as of March 31, 2023 and December 31, 2022, respectively.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to the sponsor are estimated to approximate the carrying values as of March 31, 2023 due to the short maturities of such instruments. See Note 7 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Our effective tax rate was 31.9% and 2.86% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

●	New Law and Changes

On August 16, 2022, the Inflation Reduction (the IR) Act was signed into law, which, beginning in 2023, will impose a 1% excise tax on public company stock buybacks. The company is assessing the potential impact of the Act.

The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of newly issued shares during the taxable year. Redemption rights are ubiquitous to nearly all SPACs. Shareholders have the ability to require the SPAC to repurchase their shares prior to the merger in what is known as a redemption right, essentially getting their money back. There are two possible scenarios in which redemption rights come into play. First, they can be exercised by the shareholders themselves because they are exiting the transaction, or second, they can be triggered because the SPAC did not find a target with which to merge. There will certainly need to be more clarity from the Internal Revenue Service on the application of the excise tax to SPAC redemptions. Until there is further guidance from the IRS, the Company will continue to assess the potential impact of the IR Act. For the three months ended March 31, 2023 and 2022, the Company has incurred $604,113 and $0, respectively.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to the redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of March 31, 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 9,896,250 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net income (loss)	$487,015	$(217,899)
Accretion of carrying value to redemption value	(473,741)	(10,878)
Net income (loss) including accretion of carrying value to redemption value	$13,274	$(228,777)

	For the Three Months ended March 31, 2023		For the Three Months ended March 31, 2022
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income (loss) including carrying value to redemption value	$10,310	$2,964	$(182,317)	$(46,460)
Accretion of carrying value to redemption value	473,741	-	10,878	-
Allocation of net income (loss)	$484,051	$2,964	$(171,439)	$(46,460)
Denominators:
Weighted-average shares outstanding	9,175,327	2,637,500	10,350,000	2,637,500
Basic and diluted net income (loss) per share	$0.05	$0.00	$(0.02)	$(0.02)

●	Related parties

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

As of March 31, 2023 and December 31, 2022, the shares of common stock reflected on the balance sheet are reconciled in the following table.

Amount
Gross proceeds	$103,500,000
Less:
Proceeds allocated Public Warrants	(2,572,990)
Proceeds allocated Public Rights	(7,418,984)
Offering costs of Public Shares	(2,511,906)
Plus:
Accretion of carrying value to redemption value - 2021	13,538,880
Accretion of carrying value to redemption value - 2022	1,516,986
Common stock subject to possible redemption as of December 31, 2022	106,051,986
Accretion of carrying value to redemption value - 2023	473,741
Share redemption	(60,411,251)

Common stock subject to possible redemption as of March 31, 2023	$46,114,476

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

As of March 31, 2023 and December 31, 2022, the Company’s total issued and outstanding is 2,637,500 shares of common stock, excluding 4,476,636 and 10,350,000 share of common stock subject to possible redemption.

Advance from a Related Party

As of March 31, 2023 and December 31, 2022, the Company had a temporary advance of $199,875 and $181,835 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from March 4, 2021, to pay Soul Venture Partners LLC a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public shareholders.

Non-redemption Agreements

The Sponsor entered into Non-Redemption Agreements with various stockholders of the Company (the “Non-Redeeming Stockholders”), pursuant to which these stockholders agreed not to redeem a portion of their shares of Company common stock (the “Non-Redeemed Shares”) in connection with the Special Meeting held on March 13, 2023, but such stockholders retained their right to require the Company to redeem such Non-Redeemed Shares in connection with the closing of the Business Combination. The Sponsor has agreed to transfer to such Non-Redeeming Stockholders an aggregate of 1,297,500 the Founder Shares held by the Sponsor immediately following the consummation of an initial Business Combination. The Company estimated the aggregate fair value of such 1,297,500 Founder Shares transferrable to the Non-Redeeming Stockholders pursuant to the Non-Redemption Agreement to be $452,026 or $0.35 per share. The fair value was determined using the probability of a successful Business Combination of 4%, a discount for lack or marketability of 15.5%, and the average value per shares as of the valuation date of $10.30 derived from an option pricing model for publicly traded warrants. Each Non-Redeeming Stockholder acquired from the Sponsor an indirect economic interest in such Founder Shares. The excess of the fair value of such Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce these Non-Redeeming Stockholders not to redeem the Non-Redeemed Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the Founder Shares subject to transfer as an offering cost.

NOTE 6 – SHAREHOLDER’S EQUITY

Common stocks

The Company is authorized to issue 26,000,000 shares of common stock at par value $0.0001. Holders of the Company’s common stocks are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, 2,637,500 shares of common stocks were issued and outstanding, excluding 4,476,636 and 10,350,000 shares of common stock subject to possible redemption, respectively.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2023	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$107,173,069	$107,173,069	$-	$-

	December 31, 2022	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$106,047,848	$106,047,848	$-	$-

*	included in cash and investments held in trust account on the Company’s unaudited condensed balance sheets.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this unaudited condensed financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through the date was the Company issued the unaudited condensed financial statements. During the period, the Company did not have any material subsequent events other than disclosed above.

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

For the three months ended March 31, 2023 we had a net income of $487,015 which was comprised of general and administrative expenses, dividend income and interest income.

For the three months ended March 31, 2022 we had a net loss of $ $217,899, which was comprised of general and administrative expenses and dividend income.

For the three months ended March 31, 2023 we generated net cash used in operating activities of $217,452, which was comprised of net income of $487,015, interest income and dividend income earned in cash and investments income held in trust account of $1,125,264, change in prepayment of $60,714, change in accrued liabilities of $131,949 and change in income tax payable of $228,134.

For the three months ended March 31, 2022 we generated net cash used in operating activities of $634,148, which was comprised of net loss of $217,899, interest income and dividend income earned in cash and investments income held in trust account of $10,527, change in prepayment of $16,089 and change in accrued liabilities of $421,811.

Liquidity and Capital Resources

As of March 31, 2023, we had cash of $81,400.  Until the consummation of the initial public offering, the only source of liquidity was an initial purchase of common stock by our Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from our Sponsor.

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

Prior to the completion of our initial business combination, we will have available to us the approximately $480,000 of proceeds held outside the trust account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

The Company’s IPO prospectus dated December 8, 2021 provides that the Company initially had until 15 months from the closing of the IPO to complete its initial business combination, or, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 21 months to complete a business combination) by depositing $0.10 for each public share that has not been redeemed (or an aggregate of $1,035,000 if there are no redemptions) into the trust account for each three (3) month extension. However, as approved by our stockholders at the annual meeting of stockholders held on March 13, 2023 (the “Meeting”), on March 13, 2023, we entered into an amendment to the investment management trust agreement with Continental Stock Transfer & Trust Company, allowing us to extend the time available for us to consummate an initial business combination for an additional six (6) months from March 13, 2023 to September 13, 2023 without having to make any extension payment. In connection with the stockholders vote to amend the investment management trust agreement at the Meeting, 5,873,364 shares of common stock were tendered for redemption. On March 13, 2023, the Company decided to extend the available time to complete a business combination for an additional six (6) months from March 13, 2023 to September 13, 2023. Public stockholders were not offered the opportunity to vote on or redeem their shares in connection with any such extension. If the Company does not complete a business combination by September 13, 2023, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. If the Company is unable to consummate the Company’s initial business combination by September 13, 2023, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a business combination is not consummated by September 13, 2023. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2023.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

We are committed to pay the Deferred Discount of the Initial Public Offering, to the underwriter upon the Company’s consummation of the business combination. The deferred fee can be paid in cash.

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

We account for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stocks subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stocks (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stocks are classified as shareholders’ equity. Our common stocks feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of our control. Accordingly, as of March 31, 2023 and December 31, 2022, 4,476,636 and 10,350,000 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

We calculate net loss per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to the redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of March 31, 2023, we have not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 9,986,250 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and we did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, our disclosure controls and procedures were not effective.

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

We determined that we did not maintain effective internal control over financial reporting for the year ended December 31, 2022, the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”) contained an unintentional error in its content. It was inadvertently and incorrectly stated in Item 7 of Part II of the Original Form 10-K that there was a going concern issue for the Company but in fact there was no such issue. The Company’s current report on Form 8-K filed on October 17, 2022 (the “Original Form 8-K”) also contained a similar unintentional error in its content, where it was inadvertently and incorrectly stated in Item 4.01 of the Original Form 8-K that the audit report on the financial statements of the Company for the period from March 4, 2021 (date of inception) through December 31, 2021 contained an uncertainty about the Company’s ability to continue as a going concern, but in fact there was no such uncertainty. The Company subsequently filed an amended Form 10-K and amended Form 8-K on January 13, 2023 to rectify the errors.

In addition, the Company failed to maintain effective controls over period-end recognition of excise tax liability and non-redemption agreements that resulted in errors in retained earnings. The Company concluded that it should recognise the provision of excise tax liability and non-redemption agreements during the period end.

To remediate these material weaknesses, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INCEPTION GROWTH ACQUISITION LIMITED

Date: May 22, 2023	By:	/s/ Cheuk Hang Chow
	Name:	Cheuk Hang Chow
	Title:	Chief Executive Officer
(Principal Executive Officer)