Form 10-Q
period 2023-06-30
Inception Growth Acquisition Ltd
filed 2023-08-14
CIK 1866838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 7,114,136 shares of common stock of the Registrant, par value $0.0001 per share, issued and outstanding.

INCEPTION GROWTH ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
		(Audited)
ASSETS
Current assets:
Cash	$392,730	$680,812
Cash in escrow	150,087	-
Prepaid expenses	75,476	161,905
Total current assets	618,293	842,717

Cash and investments held in trust account	46,923,954	106,052,337
TOTAL ASSETS	$47,542,247	$106,895,054

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	682,138	119,405
Income tax payable	648,590	299,230
Amount due to a related party	225,208	181,835
Total current liabilities	1,555,936	600,470

Deferred underwriting compensation	2,587,500	2,587,500

TOTAL LIABILITIES	4,143,436	3,187,970

Commitments and contingencies
Common stock, subject to possible redemption: 4,476,636 and 10,350,000 shares (at redemption value of $10.48 and $10.25 per share as of June 30, 2023 and December 31, 2022), respectively	46,923,954	106,051,986

Shareholders’ deficit:
Common stock, $0.0001 par value; 26,000,000 shares authorized; 2,637,500 shares issued and outstanding (excluding 4,476,636 and 10,350,000 shares subject to possible redemption, respectively)	264	264
Accumulated deficit	(3,525,407)	(2,345,166)

Total shareholders’ deficit	(3,525,143)	(2,344,902)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$47,542,247	$106,895,054

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022

Formation, general and administrative expense	$(235,581)	$(170,157)	$(645,696)	$(398,583)

Other income:
Dividend income	576,883	6,225	1,702,147	16,752
Total other income, net	576,883	6,225	1,702,147	16,752

Income (loss) before income taxes	341,302	(163,932)	1,056,451	(381,831)

Income taxes	(121,226)	-	(349,360)	-

NET INCOME (LOSS)	$220,076	$(163,932)	$707,091	$(381,831)

Other comprehensive income
Unrealized gain on available-for-sale securities	-	158,483	-	158,483

COMPREHENSIVE INCOME (LOSS)	$220,076	$(5,449)	$707,091	$(223,348)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	4,476,636	10,035,000	6,813,002	10,035,000
Basic and diluted net income (loss) per share, common stock subject to possible redemption	$0.10	$(0.01)	$0.13	$(0.03)

Basic and diluted weighted average shares outstanding, common stock attributable to Inception Growth Acquisition Limited	2,637,500	2,637,500	2,637,500	2,637,500
Basic and diluted net loss per share, common stock attributable to Inception Growth Acquisition Limited	$(0.08)	$(0.03)	$(0.06)	$(0.04)

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Three and six months ended June 30, 2023
			Additional		Total
	Common stock		paid-in	Accumulated	shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2023	2,637,500	$264	$-	$(2,345,166)	$(2,344,902)

Contribution - non-redemption agreement	-	-	452,026	-	452,026
Shareholder non-redemption agreement	-	-	(452,026)	-	(452,026)
Accretion of carrying value to redemption value	-	-	-	(473,741)	(473,741)
Excise tax payable attributable to redemption of common stock	-	-	-	(604,113)	(604,113)
Net income	-	-	-	487,015	487,015
Balance as of March 31, 2023	2,637,500	264	-	(2,936,005)	(2,935,741)

Accretion of carrying value to redemption value	-	-	-	(809,478)	(809,478)
Net income	-	-	-	220,076	220,076

Balance as of June 30, 2023	2,637,500	$264	$-	$(3,525,407)	$(3,525,143)

	Three and six months ended June 30, 2022
			Accumulated other		Total
	Common stock		comprehensive	Accumulated	shareholders’
	No. of shares	Amount	income	deficit	deficit
Balance as of January 1, 2022	2,637,500	$264	$-	$(1,303,671)	$(1,303,407)

Accretion of carrying value to redemption value	-	-	-	(10,878)	(10,878)
Net loss	-	-	-	(217,899)	(217,899)

Balance as of March 31, 2022	2,637,500	264	-	(1,532,448)	$(1,532,184)

Accretion of carrying value to redemption value	-	-	-	(164,708)	(164,708)
Unrealized gain on available-for-sale securities	-	-	158,483	-	158,483
Net loss	-	-	-	(163,932)	(163,932)

Balance as of June 30, 2022	2,637,500	$264	$158,483	$(1,861,088)	$(1,702,341)

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	Six months ended June 30, 2023	Six months ended June 30, 2022
Cash flows from operating activities
Net income (loss)	$707,091	(381,831)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest income and dividend income earned in cash and investments held in trust account	(1,702,147)	(16,752)
Change in operating assets and liabilities:
Decrease in prepaid expenses	86,429	91,679
Decrease in accrued liabilities	(41,380)	(378,842)
Increase in income tax payable	349,360	-
Net cash used in operating activities	(600,647)	(685,746)

Cash flows from investing activities
Cash withdrawn from Trust Account in connection to redemption	60,411,251	-
Cash withdrawn from of Trust Account	419,279	-
Net cash prov ided by investing activities	60,830,530	-

Cash flows from financing activities
Redemption of common stock	(60,411,251)	-
Advance from a related party	43,373	108,014
Net cash (used in) provided by financing activities	(60,367,878)	108,014

NET CHANGE IN CASH	(137,995)	(577,732)

Cash, beginning of period	680,812	1,365,181

Cash, end of period	$542,817	$787,449

Reconciliation to amounts on balance sheets:
Cash	$392,730	$787,449
Cash in escrow	150,087	-

	$542,817	$787,449

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INCOFMRATION
Cash paid for income taxes	-	-
Cash paid for interest	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$(1,283,219)	$(175,586)
Excise tax payable attributable to redemption of common stock	$604,113	$-

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

At June 30, 2023, the Company had not yet commenced any operations. All activities through December 13, 2021 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On June 12, 2023, the Company has entered into a binding letter of intent (“LOI”) for a business combination with AgileAlgo Pte Ltd. (“AgileAlgo”). AgileAlgo is a maker of enterprise-grade natural language code generator for machine-learning and data management platforms. Porche Capital Ltd is acting as AgileAlgo’s business advisor in the proposed business combination. Under the terms of the LOI, the Company and AgileAlgo would become a combined entity, with AgileAlgo’s existing equity holders rolling 100% of their equity into the combined public company.

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

Liquidity and going concern

As of June 30, 2023, the Company had cash balance of $542,817 and working capital deficit of $937,643. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Based on the foregoing, the Company believes it will not have sufficient cash to meet its needs to execute its intended initial Business Combination in the next twelve months from the date of the issuance of the accompanying unaudited condensed financial statements.

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

These accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 14, 2023.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

●	Cash and investment held in trust account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the Balance Sheets at fair value at the end of each reporting period. Earnings on these securities is included in dividend income in the accompanying statement of operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

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

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stocks subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stocks (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. The Company’s common stocks feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at June 30, 2023 and December 31, 2022, 4,476,636 and 10,350,000 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to the sponsor are estimated to approximate the carrying values as of June 30, 2023 due to the short maturities of such instruments. See Note 7 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Our effective tax rate was 33.07% and 1.75% for the six months ended June 30, 2023 and 2022, respectively. Our effective tax rate was 35.52% and 0.26% for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the six months ended June 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

●	New Law and Changes

On August 16, 2022, the Inflation Reduction (the IR) Act was signed into law, which, beginning in 2023, will impose a 1% excise tax on public company stock buybacks. The company is assessing the potential impact of the Act.

The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of newly issued shares during the taxable year. Redemption rights are ubiquitous to nearly all SPACs. Shareholders have the ability to require the SPAC to repurchase their shares prior to the merger in what is known as a redemption right, essentially getting their money back. There are two possible scenarios in which redemption rights come into play. First, they can be exercised by the shareholders themselves because they are exiting the transaction, or second, they can be triggered because the SPAC did not find a target with which to merge. There will certainly need to be more clarity from the Internal Revenue Service on the application of the excise tax to SPAC redemptions. Until there is further guidance from the IRS, the Company will continue to assess the potential impact of the IR Act. For the six months ended June 30, 2023 and 2022, the Company has incurred $604,113 and $0, respectively. For the three months ended June 30, 2023 and 2022, the Company has incurred $0 and $0, respectively.

●	Net income (loss) per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to the redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of June 30, 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 9,896,250 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2022
Net income (loss)	$707,091	$(381,831)
Accretion of carrying value to redemption value	(1,283,219)	(175,586)
Net loss including accretion of carrying value to redemption value	$(576,128)	$(557,417)

	For the Three Months Ended	For the Three Months Ended
	June 30, 2023	June 30, 2022
Net income (loss)	$220,076	$(163,932)
Accretion of carrying value to redemption value	(809,478)	(164,708)
Net loss including accretion of carrying value to redemption value	$(589,402)	$(328,640)

	For the Six Months ended June 30, 2023		For the Six Months ended June 30, 2022
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(415,339)	$(160,789)	$(444,217)	$(113,200)
Accretion of carrying value to redemption value	1,283,219	-	175,586	-
Allocation of net income (loss)	$867,880	$(160,789)	$(268,631)	$(113,200)
Denominators:
Weighted-average shares outstanding	6,813,002	2,637,500	10,350,000	2,637,500
Basic and diluted net income (loss) per share	$0.13	$(0.06)	$(0.03)	$(0.04)

	For the Three Months ended June 30, 2023		For the Three Months ended June 30, 2022
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(370,887)	$(218,515)	$(261,900)	$(66,740)
Accretion of carrying value to redemption value	809,478	-	164,708	-
Allocation of net income (loss)	$438,591	$(218,515)	$(97,192)	$(66,740)
Denominators:
Weighted-average shares outstanding	4,476,636	2,637,500	10,350,000	2,637,500
Basic and diluted net income (loss) per share	$0.10	$(0.08)	$(0.01)	$(0.03)

●	Related parties

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

As of June 30, 2023 and December 31, 2022, the shares of common stock reflected on the balance sheet are reconciled in the following table.

Amount
Gross proceeds	$103,500,000
Less:
Proceeds allocated Public Warrants	(2,572,990)
Proceeds allocated Public Rights	(7,418,984)
Offering costs of Public Shares	(2,511,906)
Plus:
Accretion of carrying value to redemption value - 2021	13,538,880
Accretion of carrying value to redemption value - 2022	1,516,986
Common stock subject to possible redemption as of December 31, 2022	106,051,986
Accretion of carrying value to redemption value - 2023	1,283,219
Share redemption	(60,411,251)

Common stock subject to possible redemption as of June 30, 2023	$46,923,954

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

As of June 30, 2023 and December 31, 2022, the Company’s total issued and outstanding is 2,637,500 shares of common stock, excluding 4,476,636 and 10,350,000 share of common stock subject to possible redemption.

Advance from a Related Party

As of June 30, 2023 and December 31, 2022, the Company had a temporary advance of $225,208 and $181,835 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

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

NOTE 6 – SHAREHOLDER’S EQUITY

Common stocks

The Company is authorized to issue 26,000,000 shares of common stock at par value $0.0001. Holders of the Company’s common stocks are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, 2,637,500 shares of common stocks were issued and outstanding, excluding 4,476,636 and 10,350,000 shares of common stock subject to possible redemption, respectively.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2023	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$46,923,954	$46,923,954	$-	$-

	December 31, 2022	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$106,047,848	$106,047,848	$-	$-

*	included in cash and investments held in trust account on the Company’s unaudited condensed balance sheets.

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

For the three and six months ended June 30, 2023, we had a net income of $220,076 and $707,091, respectively, which was comprised of general and administrative expenses, dividend income and interest income.

For the three and six months ended June 30, 2022, we had a net loss of $163,932 and $381,831, respectively, which was comprised of general and administrative expenses and dividend income.

For the six months ended June 30, 2023, we generated net cash used in operating activities of $600,647, which was comprised of net income of $707,091, interest income and dividend income earned in cash and investments income held in trust account of $1,702,147, change in prepayment of $86,429, change in accrued liabilities of $41,380 and change in income tax payable of $349,360.

For the six months ended June 30, 2022, we generated net cash used in operating activities of $685,746, which was comprised of net loss of $381,831, interest income and dividend income earned in cash and investments income held in trust account of $16,752, change in prepayment of $91,679 and change in accrued liabilities of $378,842.

Liquidity and Capital Resources

As of June 30, 2023, we had cash of $542,817.  Until the consummation of the initial public offering, the only source of liquidity was an initial purchase of common stock by our Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from our Sponsor.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2023.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We calculate net loss per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to the redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of June 30, 2023, we have not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 9,986,250 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and we did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, our disclosure controls and procedures were not effective.

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

In addition, the Company failed to maintain effective controls over period-end recognition of excise tax liability and non-redemption agreements that resulted in errors in retained earnings. The Company concluded that it should recognize the provision of excise tax liability and non-redemption agreements during the period end.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INCEPTION GROWTH ACQUISITION LIMITED

Date: August 14, 2023	By:	/s/ Cheuk Hang Chow
	Name:	Cheuk Hang Chow
	Title:	Chief Executive Officer
(Principal Executive Officer)