Form 10-Q
period 2023-09-30
Inception Growth Acquisition Ltd
filed 2023-11-14
CIK 1866838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, there were 5,588,391 shares of common stock of the Registrant, par value $0.0001 per share, issued and outstanding.

INCEPTION GROWTH ACQUISITION LIMITED

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2023, and for the three and nine months ended September 30, 2022 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from March 4, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2023 and for the nine months ended September 30, 2022	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Control and Procedures	27

PART II – OTHER INFORMATION		28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

SIGNATURES		30

i

PART I – FINANCIAL INFORMATION

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$132,080	$680,812
Cash in escrow	125,087	-
Prepaid expenses	17,500	161,905
Total current assets	274,667	842,717

Cash and investments held in trust account	47,635,394	106,052,337
TOTAL ASSETS	$47,910,061	$106,895,054

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Common stock redemption liabilities	$16,140,173	$-
Accrued liabilities	994,878	119,405
Income tax payable	774,498	299,230
Amount due to a related party	253,474	181,835
Total current liabilities	18,163,023	600,470

Deferred underwriting compensation	2,587,500	2,587,500

TOTAL LIABILITIES	20,750,523	3,187,970

Commitments and contingencies	-	-

Common stock, subject to possible redemption: 2,950,891 and 10,350,000 shares (at redemption value of $10.67 and $10.25 per share as of September 30, 2023 and December 31, 2022), respectively	31,495,221	106,051,986

Shareholders’ deficit:
Common stock, $0.0001 par value; 26,000,000 shares authorized; 2,637,500 shares issued and outstanding (excluding 2,950,891 and 10,350,000 shares subject to possible redemption, respectively)	264	264
Accumulated deficit	(4,335,947)	(2,345,166)

Total shareholders’ deficit	(4,335,683)	(2,344,902)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$47,910,061	$106,895,054

See accompanying notes to unaudited condensed consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022

Formation, general and administrative expense	$(423,230)	$(155,548)	$(1,068,926)	$(554,131)

Other income:
Dividend income	611,440	316,563	2,313,587	333,315
Interest income	-	299,318	-	299,318
Total other income, net	611,440	615,881	2,313,587	632,633

Income before income taxes	188,210	460,333	1,244,661	78,502

Income taxes	(125,908)	(118,109)	(475,268)	(118,109)

NET INCOME (LOSS)	$62,302	$342,224	$769,393	$(39,607)

Other comprehensive income
Unrealized gain on available-for-sale securities	-	93,337	-	251,820
Reclassification of realized gain on available-for sale securities, net to net income	-	(251,820)	-	(251,820)

COMPREHENSIVE INCOME (LOSS)	$62,302	$183,741	$769,393	$(39,607)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	4,111,784	10,350,000	5,902,701	10,350,000
Basic and diluted net income per share, common stock subject to possible redemption	$0.08	$0.04	$0.19	$0.01

Basic and diluted weighted average shares outstanding, common stock attributable to Inception Growth Acquisition Limited	2,637,500	2,637,500	2,637,500	2,637,500
Basic and diluted net loss per share, common stock attributable to Inception Growth Acquisition Limited	$(0.10)	$(0.01)	$(0.14)	$(0.05)

See accompanying notes to unaudited condensed consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	Three and nine months ended September 30, 2023
	Common stock		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2023	2,637,500	$264	$-	$(2,345,166)	$(2,344,902)

Contribution - non-redemption agreement	-	-	452,026	-	452,026
Shareholder non-redemption agreement	-	-	(452,026)	-	(452,026)
Accretion of carrying value to redemption value	-	-	-	(473,741)	(473,741)
Excise tax payable attributable to redemption of common stock	-	-	-	(604,113)	(604,113)
Net income	-	-	-	487,015	487,015
Balance as of March 31, 2023	2,637,500	264	-	(2,936,005)	(2,935,741)

Accretion of carrying value to redemption value	-	-	-	(809,478)	(809,478)
Net income	-	-	-	220,076	220,076
Balance as of June 30, 2023	2,637,500	$264	$-	$(3,525,407)	$(3,525,143)
Accretion of carrying value to redemption value	-	-	-	(711,440)	(711,440)
Net income	-	-	-	62,302	62,302
Excise tax payable attributable to redemption of common stock	-	-	-	(161,402)	(161,402)
Balance as of September 30, 2023	2,637,500	$264	$-	$(4,335,947)	$(4,335,683)

	Three and nine months ended September 30, 2022
			Accumulated other		Total
	Common stock		comprehensive	Accumulated	shareholders’
	No. of shares	Amount	income	deficit	deficit
Balance as of January 1, 2022	2,637,500	$264	$-	$(1,303,671)	$(1,303,407)

Accretion of carrying value to redemption value	-	-	-	(10,878)	(10,878)
Net loss	-	-	-	(217,899)	(217,899)

Balance as of March 31, 2022	2,637,500	264	-	(1,532,448)	$(1,532,184)

Accretion of carrying value to redemption value	-	-	-	(164,708)	(164,708)
Unrealized gain on available-for-sale securities	-	-	158,483	-	158,483
Net loss	-	-	-	(163,932)	(163,932)

Balance as of June 30, 2022	2,637,500	$264	$158,483	$(1,861,088)	$(1,702,341)

Accretion of carrying value to redemption value	-	-	-	(457,398)	(457,398)
Unrealized gain on available -for-sale securities	-	-	93,337	-	93,337
Reclassification of realized gain on available-for-sale securities, net to net income	-	-	(251,820)	-	(251,820)
Net income	-	-	-	342,224	342,224
Balance as of September 30, 2022	2,637,500	$264	$-	$(1,976,262)	$(1,975,998)

See accompanying notes to unaudited condensed consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Cash flows from operating activities
Net income (loss)	$769,393	(39,607)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest income and dividend income earned in cash and investments held in trust account	(2,313,587)	(632,633)
Change in operating assets and liabilities:
Decrease in prepaid expenses	144,405	167,268
Increase (decrease) in accrued liabilities	109,958	(241,528)
Increase in income tax payable	475,268	-
Net cash used in operating activities	(814,563)	(746,500)

Cash flows from investing activities
Payment for share redemption	60,411,251	-
Proceeds deposited in Trust account	(100,000)	-
Cash withdrawn from Trust Account	419,279	-
Net cash provided by investing activities	60,730,530	-

Cash flows from financing activities
Redemption of common stock	(60,411,251)	-
Advance from a related party	71,639	160,464
Net cash (used in) provided by financing activities	(60,339,612)	160,464

NET CHANGE IN CASH	(423,645)	(586,036)
Cash, beginning of period	680,812	1,365,181
Cash, end of period	$257,167	$779,145

Reconciliation to amounts on consolidated balance sheets:
Cash	$132,080	$779,145
Cash in escrow	125,087	-
	$257,167	$779,145

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INCOFMRATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$(1,994,659)	$(632,984)
Excise tax payable attributable to redemption of common stock	$765,515	$-

See accompanying notes to unaudited condensed consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

IGTA Merger Sub Limited (“Purchaser”) is a company incorporated on September 11, 2023 under the laws of the British Virgin Islands for the purpose of effecting the business combination. Purchaser is wholly owned by the Company.

At September 30, 2023, the Company had not yet commenced any operations. All activities through December 13, 2021 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.67 per Public Share) in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 8). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The common stock will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company will proceed with a Business Combination if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

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

On September 8, 2023, the Company filed an amended and restated memorandum and articles of association (the “Charter Amendment”), giving the Company the right to extend the date by which it has to complete a business combination up to June 13, 2024.

On September 8, 2023, the Company entered into an amendment to the investment management trust agreement with Continental Stock Transfer & Trust Company, allowing to extend the time available for us to consummate an initial business combination for an additional nine (9) months from September 13, 2023 to June 13, 2024 by depositing into the trust account the lesser of (i) $100,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of common stock issued in the IPO.

On each of September 8, 2023, October 8, 2023 and November 1, 2023, the Company deposited $100,000 into the Trust Account in order to extend the amount of time it has available to complete a business combination until December 13, 2023.

On September 8, 2023, in connection with the stockholders vote   at the Annual Meeting, 1,525,745 shares were redeemed by certain shareholders at a price of approximately $10.58 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of $16,140,173. The amount was fully settled on October 3, 2023.

On September 12, 2023, the Company entered into that certain business combination agreement with Purchaser, AgileAlgo Holdings Limited, a British Virgin Islands business company (“AgileAlgo Holdings”), and certain shareholders of AgileAlgo (the “Signing Sellers”), and which agreement may also be thereafter executed by each of the other shareholders of AgileAlgo Holdings (together with the Signing Sellers, the “Sellers”) in one or more joinder agreements, (collectively, the “Joinder Agreements”) (such agreement together with the Joinder Agreements, as it may be amended from time to time, the “Business Combination Agreement”), which provides for a business combination between the Company and AgileAlgo Holdings (the “Business Combination”). Pursuant to the Business Combination Agreement, the Business Combination will be effected in two steps: (i) first the Company will merge with and into Purchaser, with Purchaser remaining as the surviving publicly traded entity and a British Virgin Islands business company (the “Redomestication Merger”); and (ii) immediately after the Redomestication Merger, the Sellers will exchange their ordinary shares of AgileAlgo Holdings for ordinary shares of Purchaser. Upon the Redomestication Merger becoming effective, Purchaser shall pay an aggregate consideration of $160,000,000 (the “Merger Consideration”) to AgileAlgo Holdings’ shareholders, which shall be issued and divided into $10.00 per Ordinary Share of Purchaser (the “Merger Consideration Shares”).

Twelve and one-half percent (12.5%) of the Merger Consideration Shares otherwise to be delivered to the Sellers at the Closing (which would be two million (2,000,000) shares valued at Twenty Million U.S. Dollars ($20,000,000) if 100% of the Company shareholders become Sellers under the Business Combination Agreement) (together with earnings thereon, the “Earnout Shares”) will be set aside in escrow and held by a third-party escrow agent at the closing of the Business Combination (the “Closing”), subject to vesting and forfeiture if the consolidated gross revenues of Purchaser and its subsidiaries during the three (3) fiscal quarter period beginning on October 1, 2024 (the “Revenues”) do not equal or exceed Fifteen Million U.S. Dollars ($15,000,000), based on a sliding scale where all of such Earnout Shares will be forfeited by the Sellers if the Revenues do not exceed Seven Million Five Hundred Thousand Dollars ($7,500,000). Purchaser will cancel any Earnout Shares that are forfeited by the Sellers. The Sellers will have all voting rights in respect to the Earnout Shares while they are held in escrow, but dividend, distributions and other earnings on the Earnout Shares while the Earnout Shares are held in escrow will be retained in the escrow account and distributed either to the Sellers or Purchaser along with the underlying Earnout Shares.

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

Liquidity and going concern

As of September 30, 2023, the Company had cash balance of $257,167 and working capital deficit of $1,748,183 (excluding common stock redemption liabilities which was settled with fund from Trust Account). The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Based on the foregoing, the Company believes it will not have sufficient cash to meet its needs to execute its intended initial Business Combination in the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements.

The Company initially had 15 months from the consummation of this offering to consummate the initial business combination. If the Company does not complete a business combination within 15 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 21 months from the consummation of the Public Offering to complete a business combination). As of the date of this report, the Company has extended 2 times by an additional 1 month each time, and so it now has until December 13, 2023 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees must deposit into the trust account the lesser of (i) $100,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of common stock issued in the IPO, on or prior to the date of the applicable deadline. On each of September 8, 2023, October 5, 2023 and November 1, 2023, the Company has deposited in an amount of $100,000 into the Trust Account in order to extend the amount of available time to complete a business combination until December 13, 2023. If Company is unable to consummate the Company’s initial business combination by December 13, 2023   (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern due to business combination is not consummated by December 13, 2023. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 14, 2023.

●	Principles of consolidation

The unaudited consolidated financial statements include the financial statements of the Company and its subsidiary. All significant intercompany transactions and balances between the Company and its subsidiary is eliminated upon consolidation.

Subsidiary are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

The accompanying unaudited consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background	Ownership
IGTA Merger Sub Limited (“Purchase”)	A British Virgin Islands company Incorporated on September 11, 2023	100% Owned by the Company

●	Emerging growth company

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of estimates

In preparing these unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, Actual results may differ from these estimates.

●	Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

●	Cash in escrow

The amount represented that the cash held by third party on behalf of the Company. As of September 30, 2023 and December 31, 2022, all the monies held in escrow which is available for capital expenditures and certain operating expenses. The funds in the escrow account can be released for the Company’s operations without restriction.

●	Cash and investment held in trust account

At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Earnings on these securities is included in dividend income in the accompanying statement of operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

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

As the warrants issued upon the IPO and private placements meet the criteria for equity classification under ASC 815, therefore, the warrants are classified as equity.

●	Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stocks subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stocks (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. The Company’s common stocks feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at September 30, 2023 and December 31, 2022, 2,950,891 and 10,350,000 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to the sponsor are estimated to approximate the carrying values as of September 30, 2023 due to the short maturities of such instruments. See Note 7 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Our effective tax rate was 38.18% and 150.45% for the nine months ended September 30, 2023 and 2022, respectively. Our effective tax rate was 66.90% and 27.11% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

●	New Law and Changes

On August 16, 2022, the Inflation Reduction (the IR) Act was signed into law, which, beginning in 2023, will impose a 1% excise tax on public company stock buybacks. The company is assessing the potential impact of the Act.

The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of newly issued shares during the taxable year. Redemption rights are ubiquitous to nearly all SPACs. Shareholders have the ability to require the SPAC to repurchase their shares prior to the merger in what is known as a redemption right, essentially getting their money back. There are two possible scenarios in which redemption rights come into play. First, they can be exercised by the shareholders themselves because they are exiting the transaction, or second, they can be triggered because the SPAC did not find a target with which to merge. There will certainly need to be more clarity from the Internal Revenue Service on the application of the excise tax to SPAC redemptions. Until there is further guidance from the IRS, the Company will continue to assess the potential impact of the IR Act. For the nine months ended September 30, 2023 and 2022, the Company has incurred $765,515 and $0, respectively. For the three months ended September 30, 2023 and 2022, the Company has incurred $161,402 and $0, respectively.

●	Net income (loss) per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to the redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of September 30, 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants   to purchase an aggregate of 9,896,250 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Net income (loss)	$769,393	$(39,607)
Accretion of carrying value to redemption value	(1,994,659)	(632,984)
Net loss including accretion of carrying value to redemption value	$(1,225,266)	$(672,591)

	For the Three Months Ended	For the Three Months Ended
	September 30, 2023	September 30, 2022
Net income	$62,302	$342,224
Accretion of carrying value to redemption value	(711,440)	(457,398)
Net loss including accretion of carrying value to redemption value	$(649,138)	$(115,174)

	For the Nine Months ended September 30, 2023		For the Nine Months ended September 30, 2022
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(846,863)	$(378,403)	$(536,001)	$(136,590)
Accretion of carrying value to redemption value	1,994,659	-	632,984	-
Allocation of net income (loss)	$1,147,796	$(378,403)	$96,983	$(136,590)
Denominators:
Weighted-average shares outstanding	5,902,701	2,637,500	10,350,000	2,637,500
Basic and diluted net income (loss) per share	$0.19	$(0.14)	$0.01	$(0.05)

	For the Three Months ended September 30, 2023		For the Three Months ended September 30, 2022
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(395,466)	$(253,672)	$(91,784)	$(23,390)
Accretion of carrying value to redemption value	711,440	-	457,398	-
Allocation of net income (loss)	$315,974	$(253,672)	$365,614	$(23,390)
Denominators:
Weighted-average shares outstanding	4,111,784	2,637,500	10,350,000	2,637,500
Basic and diluted net income (loss) per share	$0.08	$(0.10)	$0.04	$(0.01)

●	Related parties

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

As of September 30, 2023 and December 31, 2022, the shares of common stock reflected on the unaudited condensed consolidated balance sheet are reconciled in the following table.

Amount
Gross proceeds	$103,500,000
Less:
Proceeds allocated Public Warrants	(2,572,990)
Proceeds allocated Public Rights	(7,418,984)
Offering costs of Public Shares	(2,511,906)
Plus:
Accretion of carrying value to redemption value - 2021	13,538,880
Accretion of carrying value to redemption value - 2022	1,516,986
Common stock subject to possible redemption as of December 31, 2022	106,051,986
Accretion of carrying value to redemption value - 2023	1,994,659
Share redemption	(76,551,424)

Common stock subject to possible redemption as of September 30, 2023	$31,495,221

NOTE 4 – PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the underwriters purchased an aggregate of 4,721,250 Warrants at a price of $1.00 per Warrant, ($4,721,250 in the aggregate), in a private warrant that occurred   simultaneously with the closing of the Initial Public Offering (the “Private Warrants”). Each Private Warrant is exercisable to purchase one share of common stock at a price of $11.50 per whole share. The Private Warrants may only be exercised for a whole number of shares. The proceeds from the sale of the Private Placement Warrants will be added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On March 4, 2021, the Company issued an aggregate of 2,587,500 founder shares to the initial shareholder for an aggregate purchase price of $25,000.

On December 13, 2021, the Company issued an aggregate of 50,000 representative shares to the underwriter.

As of September 30, 2023 and December 31, 2022, the Company’s total issued and outstanding is 2,637,500 shares of common stock, excluding 2,950,891 and 10,350,000 share of common stock subject to possible redemption.

Advance from a Related Party

As of September 30, 2023 and December 31, 2022, the Company had a temporary advance of $253,474 and $181,835 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

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

NOTE 6 – SHAREHOLDER’S EQUITY

Common stocks

The Company is authorized to issue 26,000,000 shares of common stock at par value $0.0001. Holders of the Company’s common stocks are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, 2,637,500 shares of common stocks were issued and outstanding, excluding 2,950,891 and 10,350,000 shares of common stock subject to possible redemption, respectively.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2023	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$47,635,394	$47,635,394	$-	$-

	December 31, 2022	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$106,052,237	$106,052,337	$-	$-

*	included in cash and investments held in trust account on the Company’s unaudited condensed consolidated balance sheets.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this unaudited condensed consolidated financial statement are issued, the Company has evaluated all events or transactions that occurred after September 30, 2023, up through the date was the Company issued the unaudited condensed consolidated financial statements.

On each of October 8, 2023 and November 1, 2023, the Company deposited $100,000 into the Trust Account in order to extend the amount of time it has available to complete a business combination until December 13, 2023.

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

For the three and nine months ended September 30, 2023, we had a net income of $62,302 and $769,393, respectively, which was comprised of general and administrative expenses, dividend income and interest income.

For the three and nine months ended September 30, 2022, we had a net income of $342,224 and net loss of $39,607, respectively, which was comprised of general and administrative expenses and dividend income.

For the nine months ended September 30, 2023, we generated net cash used in operating activities of $814,563, which was comprised of net income of $769,393, interest income and dividend income earned in cash and investments income held in trust account of $2,313,587, change in prepayment of $144,405, change of accrued liabilities of $109,958 and change in income tax payable of $475,268.

For the nine months ended September 30, 2022, we generated net cash used in operating activities of $746,500, which was comprised of net loss of $39,607, interest income and dividend income earned in cash and investments income held in trust account of $632,633, change in prepayment of $167,268, and change of accrued liabilities of $241,528.

Liquidity and Capital Resources

As of September 30, 2023, we had cash of $257,167.    Until the consummation of the initial public offering, the only source of liquidity was an initial purchase of common stock by our Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from our Sponsor.

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

Subsequently on September 8, 2023 at a special meeting of stockholders, Inception Growth’s stockholders approved an amendment of Inception Growth’s certificate of incorporation and a further amendment to the Trust Agreement, such that Inception Growth has the right to extend the date by which it has to consummate a business combination by nine times for an additional one (1) month each time from September 13, 2023 to June 13, 2024 by depositing into the trust account the lesser of (i) $100,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of Public Share that has not been redeemed for each one-month extension. On each of September 8, 2023, October 5, 2023 and November 1, 2023, Inception Growth deposited $100,000 into Inception Growth’s trust account in order to extend the amount of time it has available to complete a business combination. Currently, Inception Growth has up to December 13, 2023 to complete a business combination.

If the Company does not complete a business combination by December 13, 2023 (or such date as may be extended), the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. If the Company is unable to consummate the Company’s initial business combination by December 13, 2023 (or such date as may be extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a business combination is not consummated by December 13, 2023 (or such date as may be extended). These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2023.    We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We calculate net loss per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to the redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of September 30, 2023, we have not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 9,986,250 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and we did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2021, a total of $104,535,351 was held in a trust account established for the benefit of the Company’s public stockholders, which included $103,500,000 of the net proceeds from the IPO (including the exercise of the over-allotment option) and $4,721,250 of the Private Placements and subsequent interest income. Following tax withdrawal, redemptions and extensions, the amount of funds remaining in the trust account as of October 6, 2023 is approximately $31,460,605.

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

INCEPTION GROWTH ACQUISITION LIMITED

Date: November 14, 2023	By:	/s/ Cheuk Hang Chow
	Name:	Cheuk Hang Chow
	Title:	Chief Executive Officer
(Principal Executive Officer)