Form 10-K
period 2023-12-31
Inception Growth Acquisition Ltd
filed 2024-02-07
CIK 1866838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

At June 30, 2023, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $46,355,565.8.

As of February 7, 2024, the Registrant had 5,588,391 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INCEPTION GROWTH ACQUISITION LIMITED

Annual Report on Form 10-K for the Year Ended December 31, 2023

i

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

On September 12, 2023, we entered into that certain Business Combination Agreement with IGTA Merger Sub Limited, a British Virgin Islands company and our wholly owned subsidiary, AgileAlgo Holdings Ltd., a British Virgin Islands company (“AgileAlgo”), and certain shareholders of AgileAlgo (the “Signing Sellers”, who together own approximately 88.3% of AgileAlgo’s issued and outstanding shares), and which agreement may also be thereafter executed by each of the other shareholders of AgileAlgo (such shareholders who become party to such agreement, the “Joining Sellers”, and together with the Signing Sellers, the “Sellers”) in one or more joinder agreements thereto (such Business Combination Agreement together with any such joinder agreements, as they may be amended from time to time, the “Business Combination Agreement”), which provides for a business combination between us and AgileAlgo.

Initial Public Offering

On December 13, 2021, we consummated our initial public offering (“IPO”)of 9,000,000 units (the “Units”), each Unit consisting of one share of common stock of the Company, par value $0.0001 per share (the “Common Stock”), one-half of one redeemable warrant (the “Public Warrant”), each whole Warrant entitling the holder thereof to purchase one share of common stock for $11.50 per share, and one right (the “Right”) to receive one-tenth (1/10) of a share of common stock upon consummation of an initial business combination. The Units were sold at a price of $10.00 per Unit, generating aggregate gross proceeds to the Company of $90,000,000. On December 9, 2021, the underwriters of the IPO fully exercised their over-allotment option, and the closing and sale of an additional 1,350,000 Units (the “Over-Allotment Units”) occurred on December 13, 2021. The issuance by the Company of the Over-Allotment Units at a price of $10.00 per Unit resulted in total gross proceeds of $13,500,000.

Simultaneously with the closing of the IPO and the sale of the over-allotment units on December 13, 2021, the Company consummated the private placement (“Private Placement”) with the Sponsor of 4,721,250 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $4,721,250. These Private Warrants were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) of the securities Act.

The Private Warrants are identical to the Public Warrants except that the Private Warrants will be non-redeemable and the shares of common stock issuable upon exercise thereof are entitled to registration rights pursuant to the Registration Rights Agreement, in each case so long as they continue to be held by the Sponsor or their permitted transferees. Additionally, our Sponsor has agreed not to transfer, assign, or sell any of the Private Warrants or underlying securities (except in limited circumstances, as described in the Registration Statement) until 30 days after the Company completes its initial business combination.

As of December 13, 2021, a total of $104,535,351 of the net proceeds from the IPO (including the over-allotment) and the Private Placement were deposited in a Trust Account established for the benefit of the Company’s public stockholders. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. On January 21, 2022, our shares of common stock, warrants and rights underlying the Public Units sold in our IPO began to trade separately on a voluntary basis.

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

As disclosed in our prospectus in relation to the IPO, we originally had 15 months after the consummation of the IPO to consummate an initial business combination and may extend such period to a total of 21 months after the consummation of the IPO by depositing certain sum into its Trust Account. As approved by our stockholders at the annual meeting of Stockholders held on March 13, 2023, we entered into an amendment to the investment management trust agreement, dated December 8, 2021 (the “Trust Agreement”), on March 13, 2023 with Continental Stock Transfer & Trust Company, giving us the right to extend the time to complete a business combination for a period of six months from March 13, 2023 to September 13, 2023 without having to make any payment to the Trust Account. Subsequently on September 8, 2023 at a special meeting of stockholders, our stockholders approved an amendment of our certificate of incorporation and a further amendment to the Trust Agreement, such that we have the right to extend the date by which we have to consummate a business combination by nine times for an additional one (1) month each time from September 13, 2023 to June 13, 2024 by depositing into the Trust Account the lesser of (i) $100,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of Public Share that has not been redeemed for each one-month extension. On each of September 8, 2023, October 5, 2023, November 1, 2023, November 29, 2023, January 4, 2024 and February 5, 2024, we deposited $100,000 into our Trust Account in order to extend the amount of time we have available to complete a business combination. Currently, we have until March 13, 2024 to complete a business combination.

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

We believe each of these markets has considerable growth potential. For example:

TMT

While Covid-19 has negatively affected the global economy in 2020, its impact on the TMT sector has been both positive and negative, based on PwC CEE analysis as of June 2020. Positive effects include the acceleration of trends such as digital transformation, over-the-top (i.e. a means of providing television and film content over the internet at the request and to suit the requirements of the individual consumer) video usage, and even new telehealth applications. According to this analysis, the total global TMT expenditure has grown at a pace substantially above the rate of inflation in the past few years and this growth rate is projected to continue this year.

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

Our Chief Executive Officer, Mr. Cheuk Hang Chow, has almost a decade of C-suite leadership and business development experience in several industries including technology, media and entertainment. From January 2022 to November 2022, Mr. Chow was the CEO of MetaOne Limited, a non-fungible token (NFT) asset management platform based in Asia. Prior to that, from August 2015 to December 2021, he served as CEO to China Creative Digital Entertainment Limited (formerly HMV Digital China Group), an investment holding company principally engaged in media and entertainment businesses in East Asia. Concurrently, from December 2016 to September 2021, Mr. Chow was also Chief Financial Officer (CFO) and Executive Director to China Food and Beverage Group Limited (HKG:8272), an investment holding company principally engaged in operating restaurant businesses in Hong Kong. Apart from these roles, he has also served as an independent non-executive director to game developer and service provider company ME2ZEN Limited (950190.KQ) from February 2019 to January 2021, and to China Food and Beverage Group Limited (HKG:8272) from December 2016 to December 2021. From September 2010 to December 2013, Mr. Chow worked as a finance manager in AV Concept Holdings Limited, a leading marketing and distribution company for semiconductors and electronic components, and before that, from February 2009 to September 2010, he was with financial and public relations consultancy Wonderful Sky Financial Group (01260.HK) as an Investor Relations associate. We can capitalize on Mr. Chow’s previous experiences in advising and expanding startups to help guide and prepare the target for the business combination.

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

Certain companies requiring federal-issued licenses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Our Sponsor, Soul Venture Partners LLC, is controlled by Mr. Jason Wong, a non-U.S. person and a Hong Kong national. Our Sponsor currently owns 21.4% of our outstanding shares. We are therefore likely considered a “foreign person” under the regulations administered by CFIUS and will continue to be considered as such in the future for so long as our Sponsor has the ability to exercise control over us for purposes of CFIUS’s regulations. Therefore, we could be subject to foreign ownership restrictions and/or CFIUS review if our proposed business combination is between us and a U.S. target company engaged in a regulated industry or which may affect national security. The scope of CFIUS review was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. target company falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by June 13, 2024 (assuming full extension of the time to complete a business combination) because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive $10.86 per share, and our warrants and rights will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Entry into the Business Combination Agreement with AgileAlgo

General Description of the Business Combination Agreement

On September 12, 2023, we entered into the Business Combination Agreement with IGTA Merger Sub Limited, a British Virgin Islands company and wholly owned subsidiary of IGTA (such company before the Redomestication Merger (as defined below) is sometimes referred to as the “Purchaser” and upon and following the Redomestication Merger is hereinafter sometimes referred to as “PubCo”), AgileAlgo Holdings Ltd., a British Virgin Islands company (“AgileAlgo”), and certain shareholders of AgileAlgo (the “Signing Sellers”, who together own approximately 88.3% of AgileAlgo’s issued and outstanding shares), and which agreement may also be thereafter executed by each of the other shareholders of AgileAlgo (such shareholders who become party to such agreement, the “Joining Sellers”, and together with the Signing Sellers, the “Sellers”) in one or more joinder agreements thereto (such Business Combination Agreement together with any such joinder agreements, as they may be amended from time to time, the “Business Combination Agreement”), which provides for a business combination between us and AgileAlgo.

Pursuant to the Business Combination Agreement, the proposed business combination will be effected in two steps: (i) subject to the approval and adoption of the Business Combination Agreement by our stockholders, we will merge with and into Purchaser, with Purchaser as the PubCo remaining as the surviving publicly traded entity (the “Redomestication Merger”); and (ii) immediately after the Redomestication Merger (and related name change as noted below and amendments to Purchaser’s organizational documents), the Sellers will exchange their ordinary shares of AgileAlgo for ordinary shares of PubCo (“PubCo Ordinary Shares”), which will result in AgileAlgo becoming a subsidiary of PubCo (such exchange, the “Share Exchange” and together with the Redomestication and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). In the Redomestication Merger, each outstanding security of IGTA will convert into an equivalent security of PubCo on a one-for-one basis.

Following the Business Combination, PubCo will be a publicly traded company renamed as “Prodigy, Inc.”

Consideration

The number of PubCo Ordinary Shares to be delivered by PubCo to the Sellers at the Closing (the “Exchange Consideration Shares”) is based on an aggregate pre-money equity value for 100% of AgileAlgo’s issued and outstanding ordinary shares of One Hundred Sixty Million U.S. Dollars ($160,000,000), with each PubCo Ordinary Share valued at $10.00 (which would be sixteen million (16,000,000) shares if 100% of AgileAlgo shareholders become Sellers under the Business Combination Agreement).

Twelve and one-half percent (12.5%) of the Exchange Consideration Shares otherwise to be delivered to the Sellers at the Closing (which would be two million (2,000,000) shares valued at Twenty Million U.S. Dollars ($20,000,000) if 100% of AgileAlgo shareholders become Sellers under the Business Combination Agreement) (together with earnings thereon, the “Earnout Shares”) will be set aside in escrow and held by a third-party escrow agent at the closing of the Business Combination (the “Closing”), subject to vesting and forfeiture if the consolidated gross revenues of PubCo and its subsidiaries during the three (3) fiscal quarter period beginning on October 1, 2024 (the “Revenues”) do not equal or exceed Fifteen Million U.S. Dollars ($15,000,000), based on a sliding scale where all of such Earnout Shares will be forfeited by the Sellers if the Revenues do not exceed Seven Million Five Hundred Thousand Dollars ($7,500,000). PubCo will cancel any Earnout Shares that are forfeited by the Sellers. The Sellers will have all voting rights in respect to the Earnout Shares while they are held in escrow, but dividend, distributions and other earnings on the Earnout Shares while the Earnout Shares are held in escrow will be retained in the escrow account and distributed either to the Sellers or PubCo along with the underlying Earnout Shares.

Ability to Extend Time to Complete Business Combination

The Company’s IPO prospectus dated December 8, 2021 provides that the Company initially had until 15 months from the closing of the IPO to complete its initial business combination, or, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 21 months to complete a business combination) by depositing $0.10 for each public share that has not been redeemed (or an aggregate of $1,035,000 if there are no redemptions) into the Trust Account for each three (3) month extension. As approved by our stockholders at the annual meeting of Stockholders held on March 13, 2023, we entered into an amendment to the investment management trust agreement, dated December 8, 2021 (the “Trust Agreement”), on March 13, 2023 with Continental Stock Transfer & Trust Company (the “Trust Amendment Proposal”), giving us the right to extend the time to complete a business combination for a period of six months from March 13, 2023 to September 13, 2023 without having to make any payment to the Trust Account. Subsequently on September 8, 2023 at a special meeting of stockholders, our stockholders approved an amendment of our certificate of incorporation and a further amendment to the Trust Agreement, such that we have the right to extend the date by which we have to consummate a business combination by nine times for an additional one (1) month each time from September 13, 2023 to June 13, 2024 by depositing into the Trust Account the lesser of (i) $100,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of Public Share that has not been redeemed for each one-month extension. On each of September 8, 2023, October 5, 2023, November 1, 2023, November 29, 2023, January 4, 2024 and February 5, 2024, we deposited $100,000 into our Trust Account in order to extend the amount of time we have available to complete a business combination. Currently, we have until March 13, 2024 to complete a business combination.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement. Our Sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to the founder shares held by our Sponsor, officers and directors, we would need only 31,108, or approximately 0.74%, of the public shares to be voted    in favor of an initial business combination (assuming only a quorum is present at the meeting) in order to have our initial business combination approved (assuming the over-allotment option is not exercised). We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our Sponsor, officers and directors may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until June 13, 2024 (assuming full extension).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until June 13, 2024 (if we fully extend the time to complete a business combination as described in this report) to complete our initial business combination. If we are unable to complete our initial business combination by June 13, 2024 (assuming full extension), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $50,000 to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants and rights, which will expire worthless if we fail to complete our initial business combination within the 21-month time period.

Our initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete our initial business combination by June 13, 2024 (assuming full extension). However, if our Sponsor, our officers or directors acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination by June 13, 2024 (assuming full extension).

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of the ability of holders of our public shares to seek redemption in connection with our initial business combination or our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the prescribed time period or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares.

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

If we were to expend all of the net proceeds of the IPO and the sale of the private placement warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.86.  The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.86.  Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 13, 2024 (assuming full extension) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 13, 2024 (assuming full extension), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by June 13, 2024 (assuming full extension), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $50,000 interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 15th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of the ability of holders of our public shares to seek redemption in connection with our initial business combination or our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the prescribed time period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within the prescribed time period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

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

Holders of Record

As of February 7, 2024, there were 5,588,391 of our shares of common stock issued and outstanding.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On December 13, 2021, we consummated our IPO of 9,000,000 units (the “Units”), each Unit consisting of one share of common stock of the Company, par value $0.0001 per share (the “Common Stock”), one-half of one redeemable warrant (the “Public Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Common Stock for $11.50 per share, and one right (the “Public Right”) to receive one-tenth (1/10) of a share of Common Stock upon consummation of an initial business combination. The Units were sold at a price of $10.00 per Unit, generating aggregate gross proceeds to the Company of $90,000,000. On December 9, 2021, the underwriters of the IPO fully exercised their over-allotment option, and the closing and sale of an additional 1,350,000 Units (the “Over-Allotment Units”) occurred on December 13, 2021. The issuance by the Company of the Over-Allotment Units at a price of $10.00 per Unit resulted in total gross proceeds of $13,500,000.

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

The Private Warrants are identical to the Public Warrants except that the Private Warrants will be non-redeemable and the shares of common stock issuable upon exercise thereof are entitled to registration rights pursuant to the Registration Rights Agreement, in each case so long as they continue to be held by the Sponsor or their permitted transferees. Additionally, our Sponsor has agreed not to transfer, assign, or sell any of the Private Warrants or underlying securities (except in limited circumstances, as described in the Registration Statement) until 30 days after the Company completes its initial business combination.

As of December 31, 2023, a total of $32,055,202   was held in a Trust Account established for the benefit of the Company’s public stockholders, which included $103,500,000 of the net proceeds from the IPO (including the exercise of the over-allotment option) and $4,721,250 of the Private Placements and subsequent interest income.

We paid a total of $1,811,250 in underwriting discounts and commissions (not including the deferred underwriting commission payable at the consummation of initial business combination) and approximately $433,947 for other costs and expenses related to our formation and the IPO.

For a description of the use of the proceeds generated in our IPO, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

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

Liquidity and Capital Resources

On December 13, 2021, we consummated the IPO of 10,350,000 ordinary units (the “Public Units”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 1,350,000 Public Units, at $10.00 per Public Unit, generating gross proceeds of $103,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,721,250 Warrants (the “Private Warrants”) at a price of $1.00 per warrant in a private placement to Soul Venture Partners LLC (the “Sponsor”), generating gross proceeds of $4,721,250.

As of December 31, 2023, we had cash of $60,440 and investments held in the Trust Account of $32,055,202. Until the consummation of the IPO, the only source of liquidity was an initial purchase of ordinary shares by our Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from our Sponsor.

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

As of December 31, 2023, we had cash outside our Trust Account of $60,440 and marketable securities held in the Trust Account of $32,055,202, respectively.

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

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

The Company initially had 15 months from the consummation of this offering to consummate the initial business combination. If the Company does not complete a business combination within 15 months from the consummation of the Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 21 months from the consummation of the Public Offering to complete a business combination). As of the date of this report, the Company has extended 6 times by an additional 1 month each time, and so it now has until March 13, 2024 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees must deposit into the Trust Account the lesser of (i) $100,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of common stock issued in the IPO, on or prior to the date of the applicable deadline. On each of September 8, 2023, October 5, 2023, November 1, 2023, November 29, 2023, January 4, 2024 and February 5, 2024, the Company has deposited in an amount of $100,000 into the Trust Account in order to extend the amount of available time to complete a business combination until March 13, 2024. If Company is unable to consummate the Company’s initial business combination by March 13, 2024 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern due to business combination is not consummated by March 13, 2024 (unless further extended).   These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

Our entire activity from inception up to December 31, 2023 was in preparation for IPO and the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had a net income of $640,087, which was comprised of dividend income of $2,737,54, offset by formation, general and administrative expenses of $1,553,121, non-redemption agreement expense of $452,026 and income taxes of $92,315.  The dividend income has increased compare with 2022 mainly due to interest rate increase throughout the year. The general and administrative expense has increased compare with 2022 mainly due to incurred business combination expenses during the year.

For the year ended December 31, 2022, we had a net income of $475,491, which was comprised of dividend income of $1,217,668 and interest income of $299,318, offset by formation, general and administrative expenses of $742,265 and income taxes of $299,230.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative services to us. We began incurring these fees on March 4, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation. Also, we are committed to the below:

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

Underwriting Agreement

We are committed to pay the Deferred Fee committed of the Initial Public Offering, to the underwriter upon the Company’s consummation of the business combination. The deferred fee can be paid in cash.

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

We account for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stocks subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stocks (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. Our common stocks feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of our control. Accordingly, at December 31, 2023 and 2022, 10,350,000 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

●	Offering costs

We comply with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and that were charged to shareholders’ equity upon the completion of the IPO.

●	Net income per share

We calculate net loss per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net income less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to the redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2023, we have not considered the effect of the Public Warrants and Private Warrants to purchase an aggregate of 9,896,250  shares in the calculation of diluted net income per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and we did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings. As a result, diluted income per share is the same as basic income per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	December 31,	December 31,
	2023	2022
Net income	$640,087	$475,491
Accretion of carrying value to redemption value	(2,554,640)	(1,516,986)
Net loss including accretion of carrying value to redemption value	$(1,914,553)	$(1,041,495)

	For the year ended December 31,		For the year ended December 31,
	2023		2022
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(1,266,847)	$(647,706)	$(829,988)	$(211,507)
Accretion of carrying value to redemption value	2,554,640	-	1,516,986	-
Allocation of net income (loss)	$1,287,793	$(647,706)	$686,998	$(211,507)
Denominators:
Weighted-average shares outstanding	5,158,683	2,637,500	10,350,000	2,637,500
Basic and diluted net income (loss) per share	$0.25	$(0.25)	$0.07	$(0.08)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of Independent Registered Public Accounting Firm

Effective December 1, 2023, the Company dismissed its independent auditor, Marcum LLP. The Audit Committee (the “Audit Committee”) of the Board of Directors of the Company completed a comprehensive selection process to determine what audit firm would serve as the Company’s independent registered public accounting firm for the year ending December 31, 2023 and both the Audit Committee and the Board of Directors of the Company approved the engagement of Adeptus Partners, LLC as the Company’s independent registered public accounting firm for the year ending December 31, 2023. Adeptus Partners, LLC is also re-auditing the Company’s financial statements for the fiscal year ended December 31, 2022.

Marcum LLP’s audit report on the Company’s financial statements as of and for the fiscal year ended December 31, 2022 (the “2022 Audit Report”) did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the 2022 Audit Report included an explanatory paragraph indicating that there was substantial doubt about the Company’s ability to continue as a going concern. Furthermore, during the Company’s most recent fiscal year and through December 1, 2023, there have been no disagreements with Marcum LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Marcum LLP’s satisfaction, would have caused Marcum LLP to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such period.

For the fiscal year ended December 31, 2022 and through December 1, 2023, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Marcum LLP with a copy of the above disclosure prior to its filing with the SEC, and requested that Marcum LLP furnish the Company a letter addressed to the SEC stating whether or not it agreed with the statements herein and, if not, stating the respects in which it does not agree. A copy of Marcum LLP’s letter dated December 6, 2023 was furnished as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC by the Company on December 6, 2023.

During the Company’s most recent fiscal year and through December 1, 2023, neither the Company nor anyone acting on the Company’s behalf consulted Adeptus Partners, LLC with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2023.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of February 7, 2024.

Name	Age	Position
Cheuk Hang Chow	39	Chief Executive Officer, Director and Chairman of the Board
Felix Yun Pun Wong	56	Chief Financial Officer and Director
Michael Lawrence Coyne	49	Director
Albert Chang	35	Director
Ms. Xu	40	Director

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

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our Sponsor of $10,000 per month for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our Sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination, have agreed to waive their redemption rights with respect to their founder shares in such situation. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to consummate our initial business combination within the prescribed time period, although they will be entitled to such liquidating distributions with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our Sponsor until the earlier of: (A) 180 days after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the reported last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the common stock underlying such warrants, will not be transferable, assignable or saleable by our Sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors may directly or indirectly own common stock, warrants and rights following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Permitted transferees of the founder shares would be subject to the same restrictions.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

Clawback Policy

In November, 2023, our board of directors adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recovery of incentive compensation received by any the Company’s current and former executive officers (as determined by the board in accordance with Section 10D of the Exchange Act and Nasdaq rules) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the board (collectively, the “Covered Executives”) during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any financial reporting requirement under the securities laws. The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the board. If the board cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group as of January 17, 2023. As of February 7, 2024, we had 5,588,391 shares of common stock issued and outstanding.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares of Common Stock
Soul Venture Partners LLC(2)	1,195,990	21.4%
Cheuk Hang Chow	20,000	* %
Felix Yun Pun Wong	30,000	* %
Michael Lawrence Coyne	20,000	* %
Albert Chang	25,000	* %
Yan Xu	12,500	* %
All directors and executive officers (five individuals) as a group	107,500	1.9%
Other 5% stockholders
Feis Equities LLC/Lawrence M. Feis(3)	371,324	6.7%
Hudson Bay Capital Management LP(4)	372,922	6.7%
Kepos Capital LP(5)	520,000	9.3%
Fifth Lane Partners Fund LP(6)	520,000	9.3%
Sandia Investment Management LP(7)	520,000	9.3%
Fir Tree Capital Management, LP(8)	520,000	9.3%
Arena Investors, LP(9)	520,000	9.3%
Polar Asset Management Partners Inc.(10)	520,000	9.3%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals or entities is c/o 875 Washington Street, New York, NY 10014.
(2)	Soul Venture Partners LLC is the record holder of the shares of common stock reported herein. Mr. Cheuk Hang Chow, by virtue of his control over our Sponsor as manager, may be deemed to beneficially own shares held by our Sponsor.
(3)	Information is based solely on a report on an amended Schedule 13G filed by Feis Equities LLC (“Feis”) and Lawrence M. Feis (“Lawrence”) on March 24, 2022. The principal business office of Feis and Lawrence is located at 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606. Feis and Lawrence possess the sole voting power and sole dispositive power with respect to the shares of common stock reported herein.

(4)

Information is based solely on a report on Schedule 13G filed by Hudson Bay Capital Management LP (“Hudson Bay”), a Delaware limited partnership and Sander Gerber on February 5, 2024. The principal business office of Hudson Bay and Sander Gerber is 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830. Hudson Bay serves as the investment manager to HB Strategies LLC, in whose name the shares of common stock are held. As such, Hudson Bay may be deemed to be the beneficial owner of all shares of common stock held by HB Strategies LLC. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay. Mr. Gerber disclaims beneficial ownership of these securities.

(5)	Shares are owned by Kepos Alpha Master Fund L.P. and Kepos Special Opportunities Master Fund L.P. Kepos Capital LP serves as investment manager to the both of them. The principal business office of the shareholders is at 11 Times Square, 35th Flr, New York, NY 10036.
(6)	The principal business office of the shareholder is at 1825 B. Kramer Lane, Suite 200, Austin, Texas 78758.
(7)	Shares are owned by Sandia Crest LP, Walleye Opportunities Master Fund Ltd, Walleye Investments Fund LLC, Crestline Summit Master, SPC — Peak SP and Crestline Summit Master, SPC — Crestline Summit APEX SP. Sandia Investment Management LP serves as investment manager to these shareholders. The following are the principle business office of the shareholders is: Sandia Crest LP (201 Washington Street, Suite 2600 Boston, MA 02108); Walleye Opportunities Master Fund Ltd (2800 Niagara Lane, Plymouth, MN 55447); Walleye Investments Fund LLC (2800 Niagara Lane Plymouth, MN 55447); Crestline Summit Master, SPC — Peak SP (201 Main Street, Suite 2600 Fort Worth, TX 76102); Crestline Summit Master, SPC — Crestline Summit APEX SP (201 Main Street, Suite 2600 Fort Worth, TX 76102).
(8)	Shares are owned by Fir Tree Value Master Fund, LP, Fir Tree Capital Opportunity Master Fund, LP, Fir Tree Capital Opportunity Master Fund III, LP, FT SOF XIII (SPAC) Holdings, LLC and Boston Patriot Merrimack St. LLC, all of which are represented by Fir Tree Capital Management, LP. The mailing address for the shareholders is c/o Fir Tree Capital Management, 500 Fifth Ave, 9th Floor, New York, NY 10110.
(9)	Shares are owned by Arena Finance Markets, LP, Arena Special Opportunities (Offshore) Master, LP, Arena Special Opportunities Fund, LP, Arena Special Opportunities Partners II, LP and Arena Special Opportunities Partners (Cayman Master) II, LP, all of which are represented by Arena Investors, LP. The principal business office of the shareholders is at 405 Lexington Ave, 59th Floor, New York, NY 10174.
(10)	Shares are owned by Polar Multi-Strategy Master Fund, to which Polar Asset Management Partners Inc. serves as investment advisor. The principal business office of the shareholder is at 94 Solaris Avenue, Camana Bay, Grand Cayman, KY1-1108, Cayman Islands.

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

Simultaneously with the closing of the IPO, we consummated the Private Placement with the Sponsor of an aggregate of 4,721,250  private placement warrants for a purchase price of $1.00 per warrant. The private placement warrants are identical to the Public Warrants sold as part of the units in the IPO, subject to limited exceptions. The private placement warrants (including the common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

In April 2021, our Sponsor agreed to loan us $1,000,000 to be used for a portion of the expenses of the IPO pursuant to a promissory note. The note is non-interest bearing, unsecured and payable promptly after the earlier of the date on which the Company consummates the IPO or the date on which the Company determines not to conduct the IPO.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. On December 13, 2021, we drew $134,885 against the promissory note and the entire balance was repaid on December 16, 2021. No Working Capital Loans were issued or outstanding as of December 31, 2023 and December 31, 2022.

As of December 31, 2023 and 2022, we had a temporary advance of $286,007 and $181,835 from our Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

On November 17, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $200,000 (the “Note”) to the Sponsor. The Note does not bear interest and matures upon the closing of a business combination by the Company. In the event that the Company does not complete an initial business combination by March 13, 2024 (as such deadline may be further extended), the Note shall be deemed to be terminated and no amounts will thereafter be due from the Company to the Sponsor under the Note. As of December 31, 2023 and 2022, the Sponsor had advanced the Company an aggregate amount of $90,000 and $0, respectively.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers or directors, or any affiliate of our Sponsor or officers, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of the IPO held in the Trust Account prior to the completion of our initial business combination:

●	Payment to an affiliate of our Sponsor of $10,000 per month, for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Adeptus Partners, LLC (“Adeptus”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by the chosen registered public accounting firm in connection with regulatory filings. The aggregate fees billed by Adeptus for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for year ended December 31, 2023 and 2022 totaled approximately $30,000 and $35,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Adeptus for consultations concerning financial accounting and reporting standards during the year ended December 31, 2023 and 2022.

Tax Fees. We did not pay Adeptus for tax planning and tax advice for the year ended December 31, 2023 and 2022.

All Other Fees. We did not pay Adeptus for other services for the year ended December 31, 2023 and 2022.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 8, 2021, by and between the Company and EF Hutton, division of Benchmark Securities, Inc., as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on December 13, 2021 (the “Form 8-K”))

2.1	Business Combination Agreement, dated as of September 12, 2023 by and among the Company, AgileAlgo, Purchaser and the shareholders of AgileAlgo named as Sellers therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on September 18, 2023)

3.1	First Amendment to the Amended and Restated Certificate Of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 11, 2023)

3.2	By Laws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1, originally filed with the SEC on June 25, 2021 (File No. 333-257426), as amended (the “Registration Statement”))

4.1	Description of Securities

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement)

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement)

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement)

4.5	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement)

4.6	Warrant Agreement, dated December 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Form 8-K)

4.7	Rights Agreement, dated December 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Form 8-K)

10.1	Letter Agreement, dated December 8, 2021, by and among the Company and its officers and directors (incorporated by reference to Exhibit 10.1 to the Form 8-K)

10.2	Letter Agreement, dated December 8, 2021, by and between the Company and its Sponsor (incorporated by reference to Exhibit 10.2 to the Form 8-K)

10.3	Investment Management Trust Agreement, dated December 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Form 8-K)

10.4	Registration Rights Agreement, dated December 8, 2021, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.4 to the Form 8-K)

10.5	Administrative Support Agreement, dated December 8, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Form 8-K)

10.6	Indemnity Agreement, dated December 8, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 to the Form 8-K)

10.7	Private Placement Warrants Subscription Agreement, dated December 8, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 to the Form 8-K)

10.8	Amendment to the Investment Management Trust Agreement, dated as of December 8, 2021, and as amended on March 13, 2023, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 15, 2023)

10.9	Amendment to the Investment Management Trust Agreement, dated as of December 8, 2021, and as amended on March 13, 2023 and September 8, 2023, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on September 11, 2023)

14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement)

14.2	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement)

14.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement)

14.4	Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inception Growth Acquisition Limited

Dated: February 7, 2024	By:	/s/ Cheuk Hang Chow
	Name:	Cheuk Hang Chow
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Cheuk Hang Chow	Chief Executive Officer and Chairman	February 7, 2024
Cheuk Hang Chow	(Principal Executive Officer)

/s/ Yun Pun Felix Wong	Chief Financial Officer	February 7, 2024
Yun Pun Felix Wong	(Principal Financial and Accounting Officer)

/s/ Michael Lawrence Coyne	Independent Director	February 7, 2024
Michael Lawrence Coyne

/s/ Albert Chang	Independent Director	February 7, 2024
Albert Chang

/s/ Yan Xu	Independent Director	February 7, 2024
Yan Xu

INCEPTION GROWTH ACQUISITION LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Inception Growth Acquisition Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inception Growth Acquisition Limited (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a significant working capital deficiency, has incurred significant losses, and needs to raise additional funds to meet its obligations and sustain operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2023.

PCAOB: 3686

Ocean, New Jersey

February 7, 2024

INCEPTION GROWTH ACQUISITION LIMITED

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
		(Restated)
ASSETS
Current assets:
Cash	$60,440	$680,812
Prepaid expenses	-	161,905
Total current assets	60,440	842,717

Cash and investments held in Trust Account	32,055,202	106,052,337
TOTAL ASSETS	$32,115,642	$106,895,054

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$1,278,332	$119,405
Income tax payable	391,545	299,230
Note payable – related party	90,000	-
Amount due to a related party	286,007	181,835
Total current liabilities	2,045,884	600,470

Deferred underwriting compensation	2,250,000	2,250,000

TOTAL LIABILITIES	4,295,884	2,850,470

Commitments and contingencies	-	-

Common stock, subject to possible redemption: 2,950,891 and 10,350,000 shares (at redemption value of $10.86 and $10.25 per share as of December 31, 2023 and 2022), respectively	32,055,202	106,051,986

Shareholders’ deficit:
Common stock, $0.0001 par value; 26,000,000 shares authorized; 2,637,500 shares issued and outstanding (excluding 2,950,891 and 10,350,000 shares subject to possible redemption, respectively)	264	264
Accumulated deficit	(4,235,708)	(2,007,666)

Total shareholders’ deficit	(4,235,444)	(2,007,402)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$32,115,642	$106,895,054

See accompanying notes to consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2023	Year ended December 31, 2022

Formation, general and administrative expense	$(1,553,121)	$(742,265)
Non-redemption agreement expense	(452,026)	-
Loss from operations	(2,005,147)	(742,265)

Other income:
Dividend income	2,737,549	1,217,668
Interest income	-	299,318
Total other income, net	2,737,549	1,516,986

Income before income taxes	732,402	774,721

Income taxes	(92,315)	(299,230)

NET INCOME	$640,087	$475,491

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,158,683	10,035,000
Basic and diluted net income per share, common stock subject to possible redemption	$0.25	$0.07

Basic and diluted weighted average shares outstanding, common stock not subject to possible redemption	2,637,500	2,637,500
Basic and diluted net loss per share, common stock not subject to possible redemption	$(0.25)	$(0.08)

See accompanying notes to consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Year ended December 31, 2023
				Total
	Common stock		Accumulated	shareholders’
	No. of shares	Amount	deficit	deficit
Balance as of January 1, 2023 (Restated)	2,637,500	$264	$(2,007,666)	$(2,007,402)

Contribution - non-redemption agreement	-	-	452,026	452,026
Accretion of carrying value to redemption value	-	-	(2,554,640)	(2,554,640)
Excise tax payable attributable to redemption of common stock	-	-	(765,515)	(765,515)
Net income	-	-	640,087	640,087
Balance as of December 31, 2023	2,637,500	$264	$(4,235,708)	$(4,235,444)

	Year ended December 31, 2022
				Total
	Common stock		Accumulated	shareholders’
	No. of shares	Amount	deficit	deficit
Balance as of January 1, 2022 (restated)	2,637,500	$264	$(966,171)	$(965,907)

Accretion of carrying value to redemption value	-	-	(1,516,986)	(1,516,986)
Net income	-	-	475,491	475,491
Balance as of December 31, 2022 (restated)	2,637,500	$264	$(2,007,666)	$(2,007,402)

See accompanying notes to consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31, 2023	Year ended December 31, 2022
Cash flows from operating activities
Net income	$640,087	475,491
Adjustments to reconcile net income to net cash used in operating activities
Interest income and dividend income earned in cash and investments held in Trust Account	(2,737,549)	(1,516,986)
Non-redemption agreement expense	452,026	-
Change in operating assets and liabilities:
Decrease in prepaid expenses	161,905	242,857
Increase (decrease) in accrued liabilities	393,412	(356,543)
Increase in income tax payable	92,315	299,230
Net cash used in operating activities	(997,804)	(855,951)

Cash flows from investing activities
Payment for share redemption	76,551,424	-
Proceeds deposited in Trust Account	(400,000)	-
Cash withdrawn from of Trust Account	583,260	-
Net cash provided by investing activities	76,734,684	-

Cash flows from financing activities
Proceed from promissory note – related party	90,000	-
Redemption of common stock	(76,551,424)	-
Advance from a related party	104,172	171,582
Net cash (used in) provided by financing activities	(76,357,252)	171,582

NET CHANGE IN CASH	(620,372)	(684,369)

Cash, beginning of period	680,812	1,365,181

Cash, end of period	$60,440	$680,812

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$(2,554,640)	$(1,516,986)
Excise tax payable attributable to redemption of common stock	$765,515	$-

See accompanying notes to consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS BACKGROUND

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

At December 31, 2023, the Company had not yet commenced any operations. All activities through December 31, 2023 relate to the Company’s formation, the initial public offering (the “Initial Public Offering”) and the evaluation of Business Combination candidates. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $4,495,197, consisting of $1,811,250 of underwriting fees, $2,250,000 of deferred underwriting fees and $433,947 of other offering costs.

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

The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.86 per Public Share) in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 10). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The common stock was recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

The Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 6) (the “stockholders”) and the underwriters will agree (a) to vote their Founder Shares, the common stock included in the Private Units and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to stockholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and Private Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the stockholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

On March 3, 2023, the Company and Sponsor entered into non-redemption agreements (“Non-Redemption Agreement”) with unaffiliated third parties in exchange for such third party agreeing not to redeem an aggregate of 400,000 shares of the Company’s common stock sold in its Initial Public Offering (“Non-Redeemed Shares”) in connection with the annual meeting of the stockholders called by the Company and held on March 13, 2023 (the “Meeting”) to consider and approve, among other things, an amendment to the Company’s investment management trust agreement dated December 8, 2021, (the “Trust Amendment Proposal”) to extend the time for the Company to complete its initial business combination for a period of six months without having to make any payment to the Trust Account established in connection with the Company’s Initial Public Offering. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such third party an aggregate of up to 120,000 shares of the Founder Shares held by the Sponsor following the Meeting if they continue to hold such Non-Redeemed Shares through the Meeting. The Company has waived the transfer restrictions set forth in the Letter Agreement dated December 8, 2021, between the Company and Sponsor (the “Letter Agreement”), regarding the transfers of the shares contemplated by the Non-Redemption Agreement. Pursuant to the Underwriting Agreement, dated as of December 8, 2021, by and between the Company and EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”). EF Hutton has consented in writing to waive the transfer restrictions set forth in Sections 15 and 18 of the Letter Agreement in connection to the transfers of the shares contemplated by the Non-Redemption Agreements.

On March 6, 2023, the Company and the Sponsor entered into Non-Redemption Agreement with certain unaffiliated third parties in exchange for such third parties agreeing not to redeem an aggregate of 2,100,000 shares of the Common Stock sold in its Initial Public Offering (“Non-Redeemed Shares”) in connection with the annual meeting of the stockholders called by the Company and held on March 13, 2023 (the “Meeting”) to consider and approve, among other things, an amendment to the Company’s investment management trust agreement dated December 8, 2021, (the “Trust Amendment Proposal”) to extend the time for the Company to complete its initial business combination for a period of six months without having to make any payment to the Trust Account established in connection with the Company’s Initial Public Offering. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such third party an aggregate of up to 630,000 shares of the Founder Shares held by the Sponsor following the Meeting if they continue to hold such Non-Redeemed Shares through the Meeting.

On March 7, 2023, the Company and the Sponsor entered into additional Non-Redemption Agreements with certain unaffiliated third parties in exchange for such parties agreeing not to redeem an aggregate of 625,000 shares of the common stock sold in its Initial Public Offerings (“Non-Redeemed Shares in connection with the Meeting to consider and approve, among other things, the Trust Amendment Proposal to extend the time for the Company to complete its initial business combination for a period of six months without having to make any payment to the Trust Account established in connection with the Company’s Initial Public Offering.”). In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such third party an aggregate of up to 187,500 shares of the Founder Shares held by the Sponsor following the Meeting if they continue to hold such Non-Redeemed Shares through the Meeting.

On March 8, 2023, the Company and the Sponsor entered into Non-Redemption Agreement with certain unaffiliated third parties in exchange for such third parties agreeing not to redeem an aggregate of 1,200,000 shares of the Common Stock sold in its Initial Public Offering (“Non-Redeemed Shares”) in connection with the annual meeting of the stockholders called by the Company and held on March 13, 2023 (the “Meeting”) to consider and approve, among other things, an amendment to the Company’s investment management trust agreement dated December 8, 2021, (the “Trust Amendment Proposal”) to extend the time for the Company to complete its initial business combination for a period of six months without having to make any payment to the Trust Account established in connection with the Company’s Initial Public Offering. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such third party an aggregate of up to 360,000 shares of the Founder Shares held by the Sponsor following the Meeting if they continue to hold such Non-Redeemed Shares through the Meeting.

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

On each of September 8, 2023, October 8, 2023, November 1, 2023, November 29, 2023, January 4, 2024 and February 5, 2024, the Company deposited $100,000 into the Trust Account in order to extend the amount of time it has available to complete a business combination until March 13, 2024.

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

Liquidity and going concern

As of December 31, 2023, the Company had cash balance of $60,440 and working capital deficit of $1,985,444. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Based on the foregoing, the Company believes it will not have sufficient cash to meet its needs to execute its intended initial Business Combination in the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements.

The Company initially had 15 months from the consummation of it’s Initial Public Offering to consummate the initial business combination. If the Company does not complete a business combination within 15 months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 21 months from the consummation of the Initial Public Offering to complete a business combination). As of the date of this report, the Company has extended 6 times by an additional 1 month each time, and so it now has until March 13, 2024 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees must deposit into the Trust Account the lesser of (i) $100,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of common stock issued in the IPO, on or prior to the date of the applicable deadline. On each of September 8, 2023, October 5, 2023, November 1, 2023, November 29, 2023, January 4, 2024 and February 5, 2024, the Company has deposited in an amount of $100,000 into the Trust Account in order to extend the amount of available time to complete a business combination until March 13, 2024. If Company is unable to consummate the Company’s initial business combination by March 13, 2024 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for twelve months following the date these consolidated financial statements were issued. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

●	Cash and investment held in Trust Account

At December 31, 2023 and 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Earnings on these securities is included in dividend income in the accompanying statement of operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

●	Warrant accounting

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

As the warrants issued upon the Initial Public Offering and private placements meet the criteria for equity classification under ASC 815, therefore, the warrants are classified as equity.

●	Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stocks subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stocks (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. The Company’s common stocks feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at December 31, 2023 and 2022, 2,950,891 and 10,350,000 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

●	Offering costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

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

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 —	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these securities does not entail a significant degree of judgment.

Level 2 —	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, or (iii) inputs that are derived principally from or corroborated by the market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In certain cases the input used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The carrying values of cash and cash equivalents, and other current assets, accrued expenses, due to the Sponsor are estimated to approximate their fair values as of December 31, 2023 due to the short maturities of such instruments. See Note 9 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

●	Income taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Our effective tax rate was 12.6% and 38.6% for the years ended December 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

●	New Law and Changes

On August 16, 2022, the Inflation Reduction (the IR) Act was signed into law, which, beginning in 2023, will impose a 1% excise tax on public company stock buybacks. The company is assessing the potential impact of the Act.

The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of newly issued shares during the taxable year. Redemption rights are ubiquitous to nearly all SPACs. Shareholders have the ability to require the SPAC to repurchase their shares prior to the merger in what is known as a redemption right, essentially getting their money back. There are two possible scenarios in which redemption rights come into play. First, they can be exercised by the shareholders themselves because they are exiting the transaction, or second, they can be triggered because the SPAC did not find a target with which to merge. There will certainly need to be more clarity from the Internal Revenue Service on the application of the excise tax to SPAC redemptions. Until there is further guidance from the IRS, the Company will continue to assess the potential impact of the IR Act. For the years ended December 31, 2023 and 2022, the Company has incurred $765,515 and $0, respectively.

●	Net income (loss) per share

The Company calculates net loss per share in accordance with ASC 260, “Earnings per Share”. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to the redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 9,896,250 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Net income	$640,087	$475,491
Accretion of carrying value to redemption value	(2,554,640)	(1,516,986)
Net loss including accretion of carrying value to redemption value	$(1,914,553)	$(1,041,495)

	For the Year ended December 31, 2023		For the Year ended December 31, 2022
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(1,266,847)	$(647,706)	$(829,988)	$(211,507)
Accretion of carrying value to redemption value	2,554,640	-	1,516,986	-
Allocation of net income (loss)	$1,287,793	$(647,706)	$686,998	$(211,507)
Denominators:
Weighted-average shares outstanding	5,158,683	2,637,500	10,350,000	2,637,500
Basic and diluted net income (loss) per share	$0.25	$(0.25)	$0.07	$(0.08)

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company or the party have the ability, directly or indirectly, to control the Company or other party or exercise significant influence over the Company or other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

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

NOTE 3 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the initial issuance of the Company’s 2022 financial statements on April 14, 2023, management concluded that the previously issued audited financial statements for the year ended December 31, 2022 should be restated to correct the following errors:

(i)	Adjustment: Decrease the deferred underwriting compensation to the maximum allowed by the underwriting agreement

The adjustment above had no impact on the Company’s cash position, revenues, earnings per share, or liquidity. The error has been corrected by restating each of the affected financial statement line items for the year ended December 31, 2022.

Management has evaluated the materiality of this correction to its prior period financial statements from a quantitative and qualitative perspective and has concluded that this change was not material to any prior annual or interim period.

The following tables summarize the effects of the restatement on the Company’s 2022 annual audited financial statements:

	As Previously		As
	Reported	Adjustments	Restated

Balance sheet as of December 31, 2022
Deferred underwriting compensation	$2,587,500	$(337,500)	$2,250,000
Accumulated deficit	(2,345,166)	(337,500)	(2,007,666)
Total shareholders’ deficit	(2,344,902)	(337,500)	(2,007,402)

Statement of changes in shareholder’s equity as of December 31, 2022
Balance as of January 1, 2022 (restated) – accumulated deficit	(1,303,671)	(337,500)	(966,171)
Balance as of January 1, 2022 (restated) – total shareholders’ deficit	(1,303,407)	(337,500)	(965,907)
Balance as of December 31, 2022 (restated) – accumulated deficit	(2,345,166)	(337,500)	(2,007,666)
Balance as of January 1, 2022 (restated) – total shareholders’ deficit	(2,344,902)	(337,500)	(2,007,402)

NOTE 4 — INITIAL PUBLIC OFFERING

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

All of the 10,350,000 (including over-allotment shares) Public Shares sold as part of the Public Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stocks subject to redemption to be classified outside of permanent equity.

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

As of December 31, 2023 and 2022, the shares of common stock reflected on the unaudited condensed consolidated balance sheet are reconciled in the following table.

Amount
Gross proceeds	$103,500,000
Less:
Proceeds allocated Public Warrants	(2,572,990)
Proceeds allocated Public Rights	(7,418,984)
Offering costs of Public Shares	(2,511,906)
Plus:
Accretion of carrying value to redemption value - 2021	13,538,880
Accretion of carrying value to redemption value - 2022	1,516,986
Common stock subject to possible redemption as of December 31, 2022	106,051,986
Accretion of carrying value to redemption value - 2023	2,554,640
Share redemption	(76,551,424)

Common stock subject to possible redemption as of December 31, 2023	$32,055,202

NOTE 5 — PRIVATE PLACEMENT

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

NOTE 6 — RELATED PARTY TRANSACTIONS

Founder Shares

On March 4, 2021, the Company issued an aggregate of 2,587,500 shares of common stock (“Founder shares”) to the initial shareholder for an aggregate purchase price of $25,000.

On December 13, 2021, the Company issued an aggregate of 50,000 shares of common stock not subject to redemption to the underwriter.

Advance from a Related Party

As of December 31, 2023 and 2022, the Company had a temporary advance of $286,007 and $181,835 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from March 4, 2021, to pay Soul Venture Partners LLC a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public shareholders.

Promissory Note — Related Party

On November 17, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $200,000 (the “Note”) to the Sponsor. The Note does not bear interest and matures upon the closing of a business combination by the Company. In the event that the Company does not complete an initial business combination by March 13, 2024 (as such deadline may be further extended), the Note shall be deemed to be terminated and no amounts will thereafter be due from the Company to the Sponsor under the Note.

As of December 31, 2023 and 2022, the Sponsor had advanced the Company an aggregate amount of $90,000 and $0, respectively.

Related Party Extensions Loan

The Company initially had 15 months from the consummation of this offering to consummate the initial business combination. On September 8, 2023 at a special meeting of stockholders, the Company’s stockholders approved an amendment of the Company’s certificate of incorporation and a further amendment to the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, such that the Company has the right to extend the date by which it has to consummate a business combination by nine times for an additional one (1) month each time from September 13, 2023 to June 13, 2024 by depositing into the trust account the lesser of (i) $100,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of Public Share that has not been redeemed for each one-month extension. On each of September 8, 2023, October 5, 2023, November 1, 2023, November 29, 2023, January 4, 2024 and February 5, 2024, the Company has deposited in an amount of $100,000 into the Trust Account in order to extend the amount of available time to complete a business combination until March 13, 2024.

Non-redemption Agreements

The Sponsor entered into Non-Redemption Agreements with various stockholders of the Company (the “Non-Redeeming Stockholders”), pursuant to which these stockholders agreed not to redeem a portion of their shares of Company common stock (the “Non-Redeemed Shares”) in connection with the Special Meeting held on March 13, 2023, but such stockholders retained their right to require the Company to redeem such Non-Redeemed Shares in connection with the closing of the Business Combination. The Sponsor has agreed to transfer to such Non-Redeeming Stockholders an aggregate of 1,297,500 the Founder Shares held by the Sponsor immediately following the consummation of an initial Business Combination. The Company estimated the aggregate fair value of such 1,297,500 Founder Shares transferrable to the Non-Redeeming Stockholders pursuant to the Non-Redemption Agreement to be $452,026 or $0.35 per share. The fair value was determined using the probability of a successful Business Combination of 4%, a discount for lack or marketability of 15.5%, and the average value per shares as of the valuation date of $10.30 derived from an option pricing model for publicly traded warrants. Each Non-Redeeming Stockholder acquired from the Sponsor an indirect economic interest in such Founder Shares. The excess of the fair value of such Founder Shares was determined to be an to be a cost associated with completing a Business Combination and a capital contribution from a related entity under SAB Topic 5T.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be converted into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Warrants. No Working Capital Loans were issued or outstanding as of December 31, 2023 and December 31, 2022.

NOTE 7 — SHAREHOLDER’S EQUITY

Common stocks

The Company is authorized to issue 26,000,000 shares of common stock at par value $0.0001. Holders of the Company’s common stocks are entitled to one vote for each share. As of December 31, 2023 and 2022, 2,637,500 shares of common stocks were issued and outstanding, excluding 2,950,891 and 10,350,000 shares of common stock subject to possible redemption, respectively.

Rights

Each holder of a Public Right will receive one-tenth (1/10) of one share of common stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of Public Right in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Right to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis and each holder of a right will be required to affirmatively convert its Public Right in order to receive 1/10 share underlying each Public Right (without paying additional consideration). The shares issuable upon exchange of the Public Right will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Right will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Right, and the Public Right will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the Public Right. Accordingly, the Public Right may expire worthless.

Warrants

The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) 15 months (or up to 21 months, if we extend the time to complete a business combination) from the closing of the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common stock issuable upon exercise of the Public Warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the common stock issuable upon the exercise of the Public Warrants is not effective within 52 business days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act provided that such exemption is available. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

The Private Warrants are identical to the Public Warrants underlying the Public Units being sold in the Initial Public Offering, except that the Private Warrants and the common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

NOTE 8 — INCOME TAX

As of December 31, 2023 and 2022, the Company’s net deferred tax assets are as follows:

	December 31,
	2023	2022
Deferred tax asset:
Organizational costs/Startup expenses	$283,315	$174,750
Net operating loss	-	-
Total deferred tax asset	283,315	174,750
Valuation allowance	(283,315)	(174,750)
Deferred tax asset, net of allowance	$-	$-

The income tax provision for the years ended December 31, 2023 and 2022, consists of the following:

	As of December 31,
	2023	2022
Federal
Current	$262,370	$299,230
Deferred	(108,565)	(136,538)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	108,565	136,538
Change in prior year tax estimate	(170,055)	—

Income tax provision	$92,315	$299,230

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amount become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At the years ended December 31, 2023 and 2022, the change in valuation allowance was $108,565 and $136,538.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and 2022, consists of the following:

	December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
Change in valuation allowance	14.8%	17.6%
Adjustment to prior year taxes	(23.2)%	-%
Effective Tax Rate	12.6%	38.6%

The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2023, primarily due to the change in prior year taxes and valuation allowance on the deferred tax assets.

The effective tax rate differs from the statutory tax rate of 21% for years ended December 31, 2022, primarily due to the valuation allowance on the deferred tax assets.

As of December 31, 2023 and 2022, the Company did not have any of U.S. federal and state net operating loss carryovers available to offset future taxable income.

NOTE 9 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$32,055,202	$32,055,202	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$106,047,848	$106,047,848	$-	$-

*	included in cash and investments held in Trust Account on the Company’s consolidated balance sheets.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

Registration Rights

Pursuant to a registration rights agreement entered into on December 13, 2021 the holders of the Founder Shares, Private Warrants (and their underlying securities) and any securities of the Company’s initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of this Initial Public Offering. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Warrants (and underlying securities) and securities issued in payment of working capital loans (or underlying securities) or loans to extend the life can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter Agreement

The Company is committed to pay the Deferred Offering Costs of the Initial Public Offering, to the underwriter upon the Company’s consummation of the business combination. The Deferred Offering Costs can be paid in cash.

NOTE 11 — SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this consolidated financial statement are issued, the Company has evaluated all events or transactions that occurred after December 31, 2023, up through the date was the Company issued the consolidated financial statements.

On January 4, 2024, the Company deposited $100,000 into the Trust Account in order to extend the amount of available time to complete a business combination until February 13, 2024.

On February 5, 2024, the Company deposited $100,000 into the Trust Account in order to extend the amount of available time to complete a business combination until March 13, 2024.