Form 10-K/A
period 2023-12-31
Inception Growth Acquisition Ltd
filed 2024-03-14
CIK 1866838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Inception Growth Acquisition Limited (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”), to amend its Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”), on February 7, 2024 (the “Original Filing”), to amend and restate the Original Filing with modification as necessary to reflect certain restatements of the Company’s financial statements. The following items have been amended to reflect the restatements:

Part II, Item 8. Financial Statements and Supplementary Data

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this Amendment in connection with this Amendment, and the Company has provided its revised audited financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101. This Amendment does not otherwise update any exhibits as originally filed or previously amended.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

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

For the year ended December 31, 2023, we had a net income of $640,087, which was comprised of dividend income of $2,737,549, offset by formation, general and administrative expenses of $1,553,121, non-redemption agreement expense of $452,026 and income taxes of $92,315.  The dividend income has increased compare with 2022 mainly due to interest rate increase throughout the year. The general and administrative expense has increased compare with 2022 mainly due to incurred business combination expenses during the year.

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

The following documents are filed as part of this Amendment:

(a)	Financial Statements:

(1)	Financial Statements:

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable

(b)	Exhibits

We hereby file as part of this Amendment the exhibits listed in the attached Exhibit Index, which supplement the exhibits filed and furnished with the Original Filing. Copies of such material can be obtained on the SEC website at sec.report.

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

Inception Growth Acquisition Limited

Dated: March 14, 2024	By:	/s/ Cheuk Hang Chow
	Name:	Cheuk Hang Chow
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Cheuk Hang Chow	Chief Executive Officer and Chairman	March 14, 2024
Cheuk Hang Chow	(Principal Executive Officer)

/s/ Yun Pun Felix Wong	Chief Financial Officer	March 14, 2024
Yun Pun Felix Wong	(Principal Financial and Accounting Officer)

/s/ Michael Lawrence Coyne	Independent Director	March 14, 2024
Michael Lawrence Coyne

/s/ Albert Chang	Independent Director	March 14, 2024
Albert Chang

/s/ Yan Xu	Independent Director	March 14, 2024
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

PCAOB: 3686

Ocean, New Jersey

February 7, 2024, except for Note 11, dated March 14, 2024

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

On June 13, 2023, 1,271,510 shares of common stock were transferred by the Sponsor in connection with the Non-Redemption Agreements. The Company performed a valuation of the shares of common stock the Sponsor agreed to transfer to the non-redeeming third parties and determined the shares had a value of $452,026.

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

Non-redemption Agreements

The Sponsor entered into Non-Redemption Agreements with various stockholders of the Company (the “Non-Redeeming Stockholders”), pursuant to which these stockholders agreed not to redeem a portion of their shares of Company common stock (the “Non-Redeemed Shares”) in connection with the Special Meeting held on March 13, 2023, but such stockholders retained their right to require the Company to redeem such Non-Redeemed Shares in connection with the closing of the Business Combination. The Sponsor has agreed to transfer to such Non-Redeeming Stockholders an aggregate of 1,297,500 the Founder Shares held by the Sponsor immediately following the consummation of an initial Business Combination. The Company estimated the aggregate fair value of such 1,297,500 Founder Shares transferrable to the Non-Redeeming Stockholders pursuant to the Non-Redemption Agreement to be $452,026 or $0.35 per share. The fair value was determined using the probability of a successful Business Combination of 4%, a discount for lack or marketability of 15.5%, and the average value per shares as of the valuation date of $10.30 derived from an option pricing model for publicly traded warrants. Each Non-Redeeming Stockholder acquired from the Sponsor an indirect economic interest in such Founder Shares. The excess of the fair value of such Founder Shares was determined to be an to be a cost associated with completing a Business Combination and a capital contribution from a related entity under SAB Topic 5T. On June 13, 2023, 1,271,510 shares of common stock were transferred by the Sponsor in connection with the Non-Redemption Agreements.

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

On January 24, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of $420,000 (the “Note”) to the Sponsor. The Note does not bear interest and matures upon the closing of a business combination by the Company.

On February 5, 2024, the Company deposited $100,000 into the Trust Account in order to extend the amount of available time to complete a business combination until March 13, 2024.