Form 10-Q
period 2024-03-31
Inception Growth Acquisition Ltd
filed 2024-05-20
CIK 1866838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 15, 2024, there were 5,588,391 shares of common stock of the Registrant, par value $0.0001 per share, issued and outstanding.

INCEPTION GROWTH ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

INCEPTION GROWTH ACQUISITION LIMITED

CONDENSED CONOSLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$44,240	$60,440
Total current assets	44,240	60,440

Cash and investments held in trust account	32,775,852	32,055,202
TOTAL ASSETS	$32,820,092	$32,115,642

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$1,285,824	$1,278,332
Income tax payable	300,473	391,545
Note payable – related party	720,000	90,000
Amount due to a related party	316,008	286,007
Total current liabilities	2,622,305	2,045,884

Deferred underwriting compensation	2,250,000	2,250,000

TOTAL LIABILITIES	4,872,305	4,295,884

Commitments and contingencies (note 8)	-	-

Temporary equity:
Common stock, subject to possible redemption: 2,950,891 shares (at redemption value of $11.10 and $10.86 per share, respectively)	32,775,852	32,055,202

Shareholders’ deficit:
Common stock, $0.0001 par value; 26,000,000 shares authorized; 2,637,500 shares issued and outstanding (excluding 2,950,891 shares, subject to possible redemption)	264	264
Accumulated deficit	(4,828,329)	(4,235,708)

Total shareholders’ deficit	(4,828,065)	(4,235,444)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$32,820,092	$32,115,642

See accompanying notes to unaudited condensed consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31, 2024	Three months ended March 31, 2023
		(restated)
Formation, general and administrative expense	$(254,518)	$(410,115)
Non-redemption agreement expense	-	(452,026)
Loss from operations	(254,518)	(862,141)

Other income:
Dividend income	420,650	1,125,264
Total other income	420,650	1,125,264

Income before income taxes	166,132	263,123
Income taxes	(38,103)	(228,134)
NET INCOME	$128,029	$34,989

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption+	2,950,891	9,175,327
Basic and diluted net income per share, common stock subject to possible redemption	$0.10	$0.01

Basic and diluted weighted average shares outstanding, common stock not subject to possible redemption	2,637,500	2,637,500
Basic and diluted net loss per share, common stock not subject to possible redemption	$(0.05)	$(0.04)

See accompanying notes to unaudited condensed consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Three months ended March 31, 2024
	Common stock		Accumulated	Total shareholders’
	No. of shares	Amount	deficit	deficit

Balance as of January 1, 2024	2,637,500	$264	$(4,235,708)	$(4,235,444)

Accretion of carrying value to redemption value	-	-	(720,650)	(720,650)
Net income	-	-	128,029	128,029
Balance as of March 31, 2024	2,637,500	$264	$(4,828,329)	$(4,828,065)

	Three months ended March 31, 2023 (restated)
	Common stock		Accumulated	Total shareholders’
	No. of shares	Amount	deficit	deficit

Balance as of January 1, 2023	2,637,500	$264	$(2,007,666)	$(2,007,402)

Contribution under non-redemption agreement	-	-	452,026	452,026
Accretion of carrying value to redemption value	-	-	(473,741)	(473,741)
Excise tax payable attributable to redemption of common stock			(604,113)	(604,113)
Net income	-	-	34,989	34,989
Balance as of March 31, 2023	2,637,500	$264	$(2,598,505)	$(2,598,241)

See accompanying notes to unaudited condensed consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2024	Three months ended March 31, 2023
		(restated)
Cash flows from operating activities
Net income	$128,029	34,989
Adjustments to reconcile net income to net cash used in operating activities
Interest income and dividend income earned in cash and investments held in Trust Account	(420,650)	(1,125,264)
Non-redemption agreement expense	-	452,026
Change in operating assets and liabilities:
Decrease in prepaid expenses	-	60,714
(Decrease) increase in accrued liabilities	7,492	131,949
Increase in income tax payable	(91,072)	228,134
Net cash used in operating activities	(376,201)	(217,452)

Cash flows from investing activities
Proceeds deposited in Trust Account	(300,000)	-
Net cash used in investing activities	(300,000)	-

Cash flows from financing activities
Proceed from promissory note – related party	630,000	-
Advance from a related party	30,001	18,040
Net cash provided by financing activities	660,001	18,040

NET CHANGE IN CASH	(16,200)	(199,412)
Cash, beginning of period	60,440	680,812
Cash, end of period	$44,240	$481,400

Reconciliation to amounts on balance sheets:
Cash	44,240	81,400
Cash in escrow	-	400,000

	44,240	481,400

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$(720,650)	$(473,741)

See accompanying notes to unaudited condensed consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Inception Growth Acquisition Limited (the “Company”) is a blank check company incorporated on March 4, 2021, under the laws of the State of Delaware for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”).

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

At March 31 2024, the Company had not yet commenced any operations. All activities through March 31, 2024 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”) and the evaluation of Business Combination candidates. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On each of September 8, 2023, October 8, 2023, November 1, 2023, November 29, 2023, January 4, 2024, February 5, 2024, February 27, 2024, April 3, 2024 and May 6, 2024 the Company deposited $100,000 into the Trust Account in order to extend the amount of time it has available to complete a business combination until June 13, 2024.

On September 8, 2023, in connection with the stockholders vote at the Annual Meeting, 1,525,745 shares were redeemed by certain shareholders at a price of approximately $10.58 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of $16,140,173. The amount was fully settled on October 3, 2023.

On September 12, 2023, the Company entered into that certain business combination agreement with IGTA Merger Sub Limited (“Purchaser”), AgileAlgo Holdings Limited, a British Virgin Islands business company (“AgileAlgo Holdings”), and certain shareholders of AgileAlgo (the “Signing Sellers”), and which agreement may also be thereafter executed by each of the other shareholders of AgileAlgo Holdings (together with the Signing Sellers, the “Sellers”) in one or more joinder agreements, (collectively, the “Joinder Agreements”) (such agreement together with the Joinder Agreements, as it may be amended from time to time, the “Business Combination Agreement”), which provides for a business combination between the Company and AgileAlgo Holdings (the “Business Combination”). Pursuant to the Business Combination Agreement, the Business Combination will be effected in two steps: (i) first the Company will merge with and into Purchaser, with Purchaser remaining as the surviving publicly traded entity and a British Virgin Islands business company (the “Redomestication Merger”); and (ii) immediately after the Redomestication Merger, the Sellers will exchange their ordinary shares of AgileAlgo Holdings for ordinary shares of Purchaser. Upon the Redomestication Merger becoming effective, Purchaser shall pay an aggregate consideration of $160,000,000 (the “Merger Consideration”) to AgileAlgo Holdings’ shareholders, which shall be issued and divided into $10.00 per Ordinary Share of Purchaser (the “Merger Consideration Shares”).

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

Liquidity and going concern

As of March 31, 2024, the Company had cash balance of $44,240 and working deficit of $2,578,065. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Based on the foregoing, the Company believes it will not have sufficient cash to meet its needs to execute its intended initial Business Combination in the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements.

The Company initially had 15 months from the consummation of it’s Initial Public Offering to consummate the initial business combination. If the Company does not complete a business combination within 15 months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 21 months from the consummation of the Initial Public Offering to complete a business combination). As of the date of this report, the Company has extended 9 times by an additional 1 month each time, and so it now has until June 13, 2024 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees must deposit into the Trust Account the lesser of (i) $100,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of common stock issued in the IPO, on or prior to the date of the applicable deadline. On each of September 8, 2023, October 5, 2023, November 1, 2023, November 29, 2023, January 4, 2024, February 5, 2024, February 27 2024, April 3, 2024 and May 6, 2024, the Company has deposited in an amount of $100,000 into the Trust Account in order to extend the amount of available time to complete a business combination until June 13, 2024. If Company is unable to consummate the Company’s initial business combination by June 13, 2024 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for twelve months following the date these unaudited condensed consolidated financial statements were issued. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the audited financial statements and notes thereto included in the Company’s Form 10-K/A for the fiscal year ended December 31, 2023, filed with the SEC on March 14, 2024.

●	Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiary. All significant intercompany transactions and balances between the Company and its subsidiary is eliminated upon consolidation.

Subsidiary are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

The accompanying unaudited condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background	Ownership
IGTA Merger Sub Limited (“Purchaser”)	A British Virgin Islands company Incorporated on September 11, 2023	100% Owned by the Company

●	Emerging growth company

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

●	Cash and investment held in trust account

At March 31, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Earnings on these securities is included in dividend income in the accompanying unaudited condensed consolidated statements of operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations.

As the warrants issued upon the IPO and private placements meet the criteria for equity classification under ASC 480, therefore, the warrants are classified as equity.

●	Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stocks subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stocks (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. The Company’s common stocks feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at March 31, 2024 and December 31, 2023, 2,950,891 shares of common stock subject to possible redemption, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to the sponsor are estimated to approximate the carrying values as of March 31, 2024 due to the short maturities of such instruments. See Note 8 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Our effective tax rate was 22.9% and 31.9% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and 2023, due to the valuation allowance on the deferred tax assets.

●	New Law and Changes

On August 16, 2022, the Inflation Reduction (the IR) Act was signed into law, which, beginning in 2023, will impose a 1% excise tax on public company stock buybacks. The company is assessing the potential impact of the Act.

The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of newly issued shares during the taxable year. Redemption rights are ubiquitous to nearly all SPACs. Shareholders have the ability to require the SPAC to repurchase their shares prior to the merger in what is known as a redemption right, essentially getting their money back. There are two possible scenarios in which redemption rights come into play. First, they can be exercised by the shareholders themselves because they are exiting the transaction, or second, they can be triggered because the SPAC did not find a target with which to merge. There will certainly need to be more clarity from the Internal Revenue Service on the application of the excise tax to SPAC redemptions. Until there is further guidance from the IRS, the Company will continue to assess the potential impact of the IR Act. For the three months ended March 31, 2024 and 2023, the Company has incurred $0 and $604,113, respectively.

●	Net income (loss) per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to the redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value for the three months ended March 31, 2024. Accretion associated with the redeemable shares of ordinary share is included from earnings per share as the redemption value does not approximates fair value for the three months ended March 31, 2023. As of March 31, 2024, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 9,896,250 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income per share presented in the unaudited condensed consolidated statements of operations is based on the following:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
		(restated)
Net income	$128,029	$34,989
Accretion of carrying value to redemption value	(720,650)	(473,741)
Net loss including accretion of carrying value to redemption value	$(592,621)	$(438,752)

	For the Three Months ended March 31, 2024
	Redeemable ordinary shares	Non- Redeemable ordinary shares
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$420,650	$-
Total expenses	(134,396)	(120,122)
Total allocation to redeemable and non-redeemable ordinary share	$286,254	$(120,122)
Denominators:
Weighted-average shares outstanding	2,950,891	2,637,500
Basic and diluted net income (loss) per share	$0.10	$(0.05)

	For the Three Months ended March 31, 2023
	(Restated)
	Redeemable ordinary shares	Non- Redeemable ordinary shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(340,790)	$(97,962)
Accretion of carrying value to redemption value	473,741	-
Allocation of net income (loss)	$132,951	$(97,962)
Denominators:
Weighted-average shares outstanding	9,175,327	2,637,500
Basic and diluted net income (loss) per share	$0.01	$(0.04)

●	Related parties

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

All of 10,350,000 (including over-allotment shares) Public Shares sold as part of the Public Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stocks subject to redemption to be classified outside of permanent equity.

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

As of March 31, 2024 and December 31, 2023, the shares of common stock reflected on the unaudited condensed consolidated balance sheets are disclosed in the following table.

Amount
Gross proceeds	$103,500,000
Less:
Proceeds allocated Public Warrants	(2,572,990)
Proceeds allocated Public Rights	(7,418,984)
Offering costs of Public Shares	(2,511,906)
Plus:
Accretion of carrying value to redemption value - 2021	13,538,880
Accretion of carrying value to redemption value - 2022	1,516,986
Common stock subject to possible redemption as of December 31, 2022	106,051,986
Accretion of carrying value to redemption value - 2023	2,554,640
Share redemption - 2023	(76,551,424)
Common stock subject to possible redemption as of December 31, 2023	32,055,202
Accretion of carrying value to redemption value in the first quarter of 2024	720,650
Common stock subject to possible redemption as of March 31, 2024	$32,775,852

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

Advance from a Related Party

As of March 31, 2024 and December 31, 2023, the Company had a temporary advance of $316,008 and $286,007 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from March 4, 2021, to pay Soul Venture Partners LLC a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public shareholders.

Promissory Note — Related Party

On November 17, 2023, January 24, 2024, Mar 1, 2024 and April 26, 2024, the Company issued four unsecured promissory notes (the “Notes”) in an amount of $200,000, $420,000, $400,000 and $100,000 to the Sponsor, respectively. These Notes do not bear interest and matures upon the closing of a business combination by the Company. In the event that the Company does not complete an initial business combination by June 13, 2024 (as such deadline may be further extended), the Note shall be deemed to be terminated and no amounts will thereafter be due from the Company to the Sponsor under the Note.

As of March 31, 2024 and December 31, 2023, the Sponsor had advanced the Company an aggregate amount of $720,000 and $90,000, respectively.

Related Party Extensions Loan

The Company initially had 15 months from the consummation of this offering to consummate the initial business combination. On September 8, 2023 at a special meeting of stockholders, the Company’s stockholders approved an amendment of the Company’s certificate of incorporation and a further amendment to the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, such that the Company has the right to extend the date by which it has to consummate a business combination by nine times for an additional one (1) month each time from September 13, 2023 to June 13, 2024 by depositing into the trust account the lesser of (i) $100,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of Public Share that has not been redeemed for each one-month extension. On each of September 8, 2023, October 5, 2023, November 1, 2023, November 29, 2023, January 4, 2024, February 5, 2024, February 27, 2024, April 3, 2024 and May 6, 2024 the Company has deposited in an amount of $100,000 into the Trust Account in order to extend the amount of available time to complete a business combination until June 13, 2024.

Non-redemption Agreements

The Sponsor entered into Non-Redemption Agreements with various stockholders of the Company (the “Non-Redeeming Stockholders”), pursuant to which these stockholders agreed not to redeem a portion of their shares of Company common stock (the “Non-Redeemed Shares”) in connection with the Special Meeting held on March 13, 2023, but such stockholders retained their right to require the Company to redeem such Non-Redeemed Shares in connection with the closing of the Business Combination. The Sponsor has agreed to transfer to such Non-Redeeming Stockholders an aggregate of 1,297,500 the Founder Shares held by the Sponsor immediately following the consummation of an initial Business Combination. The Company estimated the aggregate fair value of such 1,297,500 Founder Shares transferrable to the Non-Redeeming Stockholders pursuant to the Non-Redemption Agreement to be $452,026 or $0.35 per share. The fair value was determined using the probability of a successful Business Combination of 4%, a discount for lack or marketability of 15.5%, and the average value per shares as of the valuation date of $10.30 derived from an option pricing model for publicly traded warrants. Each Non-Redeeming Stockholder acquired from the Sponsor an indirect economic interest in such Founder Shares. The excess of the fair value of such Founder Shares was determined to be a cost associated with completing a Business Combination and a capital contribution from a related entity under SAB Topic 5T. On June 13, 2023, 1,271,510 shares of common stock were transferred by the Sponsor in connection with the Non-Redemption Agreements.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be converted into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Warrants. No Working Capital Loans were issued or outstanding as of March 31, 2024 and December 31, 2023.

NOTE 6 – SHAREHOLDER’S DEFICIT

Common stocks

The Company is authorized to issue 26,000,000 shares of common stock at par value $0.0001. Holders of the Company’s common stocks are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, 2,637,500 shares of common stocks were issued and outstanding, excluding 2,950,891 shares of common stock subject to possible redemption.

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

The Private Warrants will be identical to the Public Warrants underlying the Units being sold in the Proposed Public Offering, except that the Private Warrants and the common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The Private Warrants do not allow for transfer to non-permitted transferees.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2024	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$32,775,852	$32,775,852	$-	$-

	December 31, 2023	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$32,055,202	$32,055,202	$-	$-

*	included in cash and investments held in trust account on the Company’s unaudited condensed consolidated balance sheets.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic, the Russia-Ukraine war and the conflict in Israel and Palestine on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through the date the Company issued the unaudited condensed consolidated financial statements.

On April 3, 2024, the Company deposited $100,000 into the Trust Account in order to extend the amount of available time to complete a business combination until May 13, 2024.

On April 26, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of $100,000 to the Sponsor. The Note does not bear interest and will mature upon the closing of a business combination by the Company.

On May 6, 2024, the Company deposited $100,000 into the Trust Account in order to extend the amount of available time to complete a business combination until June 13, 2024.

On May 6, 2024, the Company received approval (the “Approval”) from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market LLC (the “Nasdaq”) to list its common stock, units, warrants and rights (collectively, the “Securities”) on the Nasdaq Capital Market. The Securities will be transferred from the Nasdaq Global Market to the Nasdaq Capital Market at the opening of business on May 8, 2024.

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

For the three months ended March 31, 2024 we had a net income of $128,029 which was comprised of general and administrative expenses, dividend income and interest income.

For the three months ended March 31, 2023 we had a net income of $34,989, which was comprised of general and administrative expenses and dividend income.

For the three months ended March 31, 2024 we generated net cash used in operating activities of $376,201, which was comprised of net income of $128,029, interest income and dividend income earned in cash and investments held in trust account of $420,650, change of accrued liabilities of $7,492 and change in income tax payable of $91,072.

For the three months ended March 31, 2023 we generated net cash used in operating activities of $217,452, which was comprised of net income of $34,989, interest income and dividend income earned in cash and investments held in trust account of $1,125,264, non-redemption agreement expense of $452,026, change in prepayment of $60,714, change in accrued liabilities of $131,949 and change in income tax payable of $228,134.

Liquidity and Capital Resources

As of March 31, 2024, we had cash of $44,240.   Until the consummation of the initial public offering, the only source of liquidity was an initial purchase of common stock by our Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from our Sponsor.

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

Subsequently on September 8, 2023 at a special meeting of stockholders, Inception Growth’s stockholders approved an amendment of Inception Growth’s certificate of incorporation and a further amendment to the Trust Agreement, such that Inception Growth has the right to extend the date by which it has to consummate a business combination by nine times for an additional one (1) month each time from September 13, 2023 to June 13, 2024 by depositing into the trust account the lesser of (i) $100,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of Public Share that has not been redeemed for each one-month extension. On each of September 8, 2023, October 5, 2023, November 1, 2023, November 29, 2023, January 4, 2024, February 5, 2024, February 27, 2024, April 3, 2024 and May 6, 2024, Inception Growth deposited $100,000 into Inception Growth’s trust account in order to extend the amount of time it has available to complete a business combination. Currently, Inception Growth has up to June 13, 2024 to complete a business combination.

If the Company does not complete a business combination by June 13, 2024 (or such date as may be extended), the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. If the Company is unable to consummate the Company’s initial business combination by June 13, 2024 (or such date as may be extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a business combination is not consummated by June 13, 2024 (or such date as may be extended). These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2024.   We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified significant accounting policies as follows:

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

We account for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stocks subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stocks (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stocks are classified as shareholders’ equity. Our common stocks feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of our control. Accordingly, as of March 31, 2024 and December 31, 2023, 2,950,891 shares of common stock subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed consolidated balance sheet.

●	Offering costs

We comply with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the Public Offering.

●	Net income (loss) per share

We calculate net loss per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to the redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value for the three months ended March 31, 2024. Accretion associated with the redeemable shares of ordinary share is included from earnings per share as the redemption value does not approximates fair value for the three months ended March 31, 2023. As of March 31, 2024, we have not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 9,986,250 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and we did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2024, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, our disclosure controls and procedures were not effective.

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

We determined that we did not maintain effective internal control over financial reporting for the year ended December 31, 2023, the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Form 10-K”) contained an unintentional error in its content. In connection with the preparation of the financial statements for the “Company as of and for the year ended December 31, 2023, the Company’s management, in consultation with its advisors, identified two errors made in certain of the Company’s previously issued financial statements, arising from the manner in which the Company accounted for the deferred underwriting compensation in connection with the Company’s initial public offering and the classification of non-redemption agreement expenses. The Company previously overstated $337,500 deferred underwriting compensation and classified the non-redemption agreement expenses as additional paid-in capital item. The Company’s management determined, after consultation with its advisors, that the deferred underwriting compensation should be decreased to the maximum allowed by the underwriting agreement, and the non-redemption agreement expenses should be reclassified as profit and loss item. The Company has restated amount of $337,500 deferred underwriting compensation in Form 10K. The subsequent events footnote disclosure of promissory notes were omitted. The Company subsequently filed an amended Form 10-K on March 14, 2024 to rectify the errors.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of March 31, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2021, a total of $104,535,351 was held in a trust account established for the benefit of the Company’s public stockholders, which included $103,500,000 of the net proceeds from the IPO (including the exercise of the over-allotment option) and $4,721,250 of the Private Placements and subsequent interest income. Following tax withdrawal, redemptions and extensions, the amount of funds remaining in the trust account as of March 31, 2024 was approximately $32,775,852.

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

INCEPTION GROWTH ACQUISITION LIMITED

Date: May 20, 2024	By:	/s/ Cheuk Hang Chow
	Name:	Cheuk Hang Chow
	Title:	Chief Executive Officer
(Principal Executive Officer)