Form 10-K/A
period 2023-12-31
Inception Growth Acquisition Ltd
filed 2024-06-03
CIK 1866838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Inception Growth Acquisition Limited (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K (this “Amendment”), to amend its Annual Report on Form 10-K for the year ended December 31, 2023, initially filed with the Securities and Exchange Commission (the “SEC”) on February 7, 2024 and as amended by an Amendment No. 1 filed with SEC on March 14, 2024 (the “Original Filing”), for the sole purpose of amending certain footnotes disclosures in relation to shareholder’s equity (Note 7) and subsequent events (Note 11), included as part of the financial statements in the Original 10-K. We are amending the disclosures in (a) Note 7 to clarify that the Private Warrants do not allow for transfer to non-permitted transferees; and (b) Note 11 to include a discussion of additional events subsequent to the balance sheet date but before the consolidated financial statements are issued, including, among other things, the various extension payments deposited into the Trust Account in order to extend the time available for the Company to complete a business combination, and certain promissory notes issued by the Company to the Sponsor.

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

Inception Growth Acquisition Limited

Dated: June 3, 2024	By:	/s/ Cheuk Hang Chow
	Name:	Cheuk Hang Chow
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Cheuk Hang Chow	Chief Executive Officer and Chairman	June 3, 2024
Cheuk Hang Chow	(Principal Executive Officer)

/s/ Yun Pun Felix Wong	Chief Financial Officer	June 3, 2024
Yun Pun Felix Wong	(Principal Financial and Accounting Officer)

/s/ Michael Lawrence Coyne	Independent Director	June 3, 2024
Michael Lawrence Coyne

/s/ Albert Chang	Independent Director	June 3, 2024
Albert Chang

/s/ Yan Xu	Independent Director	June 3, 2024
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

PCAOB: 3686

Ocean, New Jersey

February 7, 2024, except for Note 7 and 11, dated June 3, 2024

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

NOTE 11 — SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2023, up through the date was the Company issued the consolidated financial statements.

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

On February 27, 2024, the Company deposited $100,000 into the Trust Account in order to extend the amount of available time to complete a business combination until April 13, 2024.

On March 12, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of $400,000 to the Sponsor. The note does not bear interest and matures upon the closing of a business combination by the Company.

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

On May 14, 2024, the audit committee of the board of directors of the Company determined, after discussion with its advisors , including Adeptus Partners, LLC, the Company’s independent accountant, that the Company’s (i) unaudited financial statements as of and for the quarter and nine months ended September 30, 2023 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2023, (ii) unaudited financial statements as of and for the quarter and six months ended June 30, 2023 contained in the Company’s Quarterly Report on Form 10-Q filed on August 14, 2023, (iii) unaudited financial statements as of and for the quarter ended March 31, 2023 contained in the Company’s Quarterly Report on Form 10-Q filed on May 22, 2023, (iv) unaudited financial statements as of and for the quarter and nine months ended September 30, 2022 contained in the Company’s Quarterly Report on Form 10-Q filed on November 14, 2022, (v) unaudited financial statements as of and for the quarter and six months ended June 30, 2022 contained in the Company’s Quarterly Report on Form 10-Q filed on August 12, 2022, and (vi) unaudited financial statements as of and for the quarter ended March 31, 2022 contained in the Company’s Quarterly Report on Form 10-Q filed on May 16, 2022, should no longer be relied upon due to the errors arising from the manner in which the Company accounted for the deferred underwriting compensation in connection with the Company’s initial public offering and the classification of non-redemption agreement expenses. The Company previously overstated $337,500 deferred underwriting compensation and classified the non-redemption agreement expenses as additional paid-in capital item. The Company’s management determined, after consultation with its advisors , that the deferred underwriting compensation should be decreased to the maximum allowed by the underwriting agreement, and the non-redemption agreement expenses should be reclassified as profit and loss item.