Form 10-Q/A
period 2022-03-31
Inception Growth Acquisition Ltd
filed 2024-07-18
CIK 1866838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Inception Growth Acquisition Limited (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Amendment”), to amend its Quarterly Report on Form 10-Q for the three months ended March 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”), on May 16, 2022 (the “Original Filing”), to amend and restate the Original Filing with modification as necessary to reflect certain restatements of the Company’s unaudited condensed financial statements.

The Company management has reviewed that the deferred underwriting compensation should be paid 2.5% of cash remaining in the Trust Account after completion of redemptions, subject to a maximum fee of $2,250,000, resulting in an overstatement $337,500 of deferred underwriting compensation in prior periods. Aa a result, deferred underwriting compensation and accumulated deficit were misstated.

The restatement does not have an impact on the Company’s cash position, revenues, earnings per share, or liquidity. The error has been corrected by restating each of the affected financial statement line items for the three months ended March 31, 2022.

In light of the accounting error above, the Audit Committee of the Company’s Board of Directors, in consultation with the Company’s management and the independent auditor, concluded that the Company’s unaudited condensed financial statements as of and for the three months ended March 31, 2022 included in the Form 10-Q filed with the SEC on May 16, 2022 should no longer be relied upon and that it is appropriate to restate the Company’s unaudited condensed financial statements for such period (collectively, the “Restatements”).

We are filing this Amendment to amend and restate the Original Filing with modifications as necessary to reflect these Restatements. Part I, Item 1. Financial Statements and Supplementary Data has been amended to reflect the Restatements.

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

INCEPTION GROWTH ACQUISITION LIMITED

Quarterly Report on Form 10-Q/A

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INCEPTION GROWTH ACQUISITION LIMITED

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$796,731	$1,365,181
Prepayment	388,673	404,762
Total current assets	1,185,404	1,769,943

Cash and investments held in trust account	104,545,878	104,535,351

TOTAL ASSETS	$105,731,282	$106,305,294

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$54,137	$475,948
Advances from a related party	75,951	10,253
Total current liabilities	130,088	486,201

Deferred underwriting compensation	2,250,000	2,587,500

TOTAL LIABILITIES	2,380,088	3,073,701

Commitments and contingencies
Common stock, subject to possible redemption 10,350,000 shares (at redemption value of $10.10 per share)	104,545,878	104,535,000

Shareholders’ deficit:
Common stock, $0.0001 par value; 26,000,000 shares authorized; 2,637,500 shares issued and outstanding (excluding 10,350,000 shares subject to possible redemption)	264	264
Accumulated deficit	(1,194,948)	(1,303,671)

Total shareholders’ deficit	(1,194,684)	(1,303,407)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$105,731,282	$106,305,294

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2022	From March 4, 2021 (date of inception) to March 31, 2021

Formation, general and administrative expense	$(228,426)	-

Other income:
Dividend income	10,527	-
Total other income, net	10,527	-

Loss before income taxes	(217,899)	-

Income taxes	-	-

NET LOSS	$(217,899)	-

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	10,350,000	-
Basic and diluted net loss per share, common stock subject to possible redemption	$(0.02)	(0.00)

Basic and diluted weighted average shares outstanding, common stock attributable to Inception Growth Acquisition Limited	2,637,500	2,250,000
Basic and diluted net loss per share, common stock attributable to Inception Growth Acquisition Limited	$(0.02)	(0.00)

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Three months ended March 31, 2022
	Ordinary shares			Total
	No. of shares	Amount	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2022	2,637,500	$264	$(1,303,671)	$(1,303,407)

Restatement of deferred underwriting compensation	-	-	337,500	337,500
Accretion of carrying value to redemption value	-	-	(10,878)	(10,878)
Net loss	-	-	(217,899)	(217,899)

Balance as of March 31, 2022 (Restated)	2,637,500	$264	$(1,194,948)	$(1,194,684)

	From March 4, 2021 (date of inception) to March 31, 2021
	Ordinary shares			Total
	No. of shares	Amount	Additional paid-in capital	shareholders’ equity

Balance as of March 4, 2021 (inception)	-	$-	$-	$-

Issuance of common stock to founders	2,587,500	259	24,741	25,000

Balance as of March 31, 2021	2,587,500	$259	$24,741	$25,000

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31,	March 4, 2021 (date of inception) to March 31,
	2022	2021
Cash flow from operating activities
Net loss	$(217,899)	$-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Interest income and dividend income earned in cash and investments income held in trust account	(10,527)	-
Change in operating assets and liabilities:
Decrease in prepayment	16,089	-
Increase (decrease) in accrued liabilities	(421,811)	10,000
Net cash provided by (used in) operating activities	(634,148)	10,000

Cash flows from financing activities
Proceed from issuance of common stock	-	25,000
Payment of deferred offering costs	-	(130,000)
Advance from a related party	65,698	95,000
Net cash provided by (used in) financing activities	65,698	(10,000)

NET CHANGE IN CASH	(568,450)	-

Cash, beginning of period	1,365,181	-

Cash, end of period	$796,731	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$(10,878)	$-

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

Financing

The registration statement for the Company’s Initial Public Offering became effective on December 8, 2021. On December 13, 2021, the Company consummated the Initial Public Offering of 10,350,000 ordinary units (the “Public Units”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 1,350,000 Public Units, at $10.00 per Public Unit, generating gross proceeds of $103,500,000 which is described in Note 5.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,721,250 Warrants (the “Private Warrants”) at a price of $1.00 per warrant in a private placement to Soul Venture Partners LLC (the “Sponsor”), generating gross proceeds of $4,721,250, which is described in Note 6.

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

Liquidity and capital resources

Following the closing of the Initial Public Offering on December 13, 2021, a total of $103,500,000 was placed in the Trust Account, and the Company had $1,498,937 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. As of March 31, 2022, the Company had a working capital equity of $1,055,316. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs to execute its intended initial Business Combination in the next twelve months from the date of the issuance of the accompanying unaudited condensed financial statements.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these unaudited condensed financial statements if a Business Combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The information included in this Form 10-Q/A should be read in conjunction with Management’s Discussion and Analysis, and the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022.

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

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value. As of March 31, 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 9,896,250 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the Three Months ended March 31, 2022
	Redeemable ordinary shares	Non- Redeemable ordinary shares
Basic and diluted net loss per share:
Numerators:
Interest income earned in investments held in Trust Account	$10,527	$-
Total expenses	(182,037)	(46,389)
Total allocation to redeemable and non-redeemable ordinary share	$(171,510)	$(46,389)
Denominators:
Weighted-average shares outstanding	10,350,000	2,637,500
Basic and diluted net loss per share	$(0.02)	$(0.02)

●	Related parties

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

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED CONDENSED FINANCIAL STATEMENTS

Subsequent to the initial issuance of the Company’s three months ended March 31, 2022 financial statements on May 16, 2022, management concluded that the previously issued unaudited condensed financial statements for the three months ended March 31, 2022 should be restated to correct the following errors:

(i)	Adjustment: Decrease the deferred underwriting compensation to the maximum allowed by the underwriting agreement

The adjustment above had no impact on the Company’s cash position, revenues, earnings per share, or liquidity. The error has been corrected by restating each of the affected financial statement line items for the three months ended March 31, 2022.

The following tables summarize the effects of the restatement on the Company’s March 31, 2022 unaudited condensed financial statements:

	As Previously		As
	Reported	Adjustments	Restated
Balance sheet as of March 31, 2022
Deferred underwriting compensation	$2,587,500	$(337,500)	$2,250,000
Accumulated deficit	(1,532,448)	(337,500)	(1,194,948)
Total shareholders’ deficit	(1,532,184)	(337,500)	(1,194,684)

Statement of changes in shareholder’s deficit as of March 31, 2022
Deferred underwriting compensation – accumulated deficit	-	337,500	337,500
Deferred underwriting compensation – total shareholders’ deficit	-	337,500	337,500
Balance as of March 31, 2022 (restated) – accumulated deficit	(1,532,448)	(337,500)	(1,194,948)
Balance as of March 31, 2022 (restated) – total shareholders’ deficit	(1,532,184)	(337,500)	(1,194,684)

NOTE 4 – CASH AND INVESTMENT HELD IN TRUST ACCOUNT

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

NOTE 5 – INITIAL PUBLIC OFFERING

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

NOTE 6 – PRIVATE PLACEMENT

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

NOTE 7 – RELATED PARTY TRANSACTIONS

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

NOTE 8 – SHAREHOLDER’S DEFICIT

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

The Private Warrants will be identical to the Public Warrants underlying the Units being sold in the Proposed Public Offering, except that the Private Warrants and the common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The Private Warrants do not allowed for transfer to non-permitted transferees.

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

NOTE 9 – FAIR VALUE MEASUREMENTS

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 11 – SUBSEQUENT EVENTS

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

Following the closing of the Initial Public Offering on December 13, 2021, a total of $103,500,000 was placed in the Trust Account, and the Company had $1,498,937 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. As of March 31, 2022, the Company had a working capital equity of $1,055,316. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs to execute its intended initial Business Combination in the next twelve months from the date of the issuance of the accompanying unaudited condensed financial statements.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these unaudited condensed financial statements if a Business Combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

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

We determined that we did not maintain effective internal control over financial reporting for the period ended March 31, 2022, the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2022 (the “Original Form 10-Q”) contained an unintentional error in its content. In connection with the preparation of the financial statements for the “Company as of and for the period ended March 31, 2022, the Company’s management, in consultation with its advisors, identified error made in certain of the Company’s previously issued financial statements, arising from the manner in which the Company accounted for the deferred underwriting compensation in connection with the Company’s initial public offering and the calculation of earning per shares. The Company previously overstated $337,500 deferred underwriting compensation. The Company’s management determined, after consultation with its advisors, that the deferred underwriting compensation should be decreased to the maximum allowed by the underwriting agreement. The Company has restated amount of $337,500 deferred underwriting compensation in Form 10Q/A.

To remediate these material weaknesses, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the deferred underwriting compensation we issued in connection with our initial public offering.

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

INCEPTION GROWTH ACQUISITION LIMITED

Date: July 18, 2024	By:	/s/ Cheuk Hang Chow
	Name:	Cheuk Hang Chow
	Title:	Chief Executive Officer
(Principal Executive Officer)