Form 10-Q/A
period 2022-06-30
Inception Growth Acquisition Ltd
filed 2024-07-18
CIK 1866838

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

EXPLANATORY NOTE

Inception Growth Acquisition Limited (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Amendment”), to amend its Quarterly Report on Form 10-Q for the six months ended June 30, 2022, originally filed with the Securities and Exchange Commission (the “SEC”), on August 12, 2022 (the “Original Filing”), to amend and restate the Original Filing with modification as necessary to reflect certain restatements of the Company’s unaudited condensed financial statements.

The Company management has reviewed that the deferred underwriting compensation should be paid 2.5% of cash remaining in the Trust Account after completion of redemptions, subject to a maximum fee of $2,250,000, resulting in an overstatement $337,500 of deferred underwriting compensation in prior periods. Aa a result, deferred underwriting compensation and accumulated deficit were misstated.

The restatement does not have an impact on the Company’s cash position, revenues, or liquidity. The error has been corrected by restating each of the affected financial statement line items for the six months ended June 30, 2022.

In light of the accounting error above, the Audit Committee of the Company’s Board of Directors, in consultation with the Company’s management and the independent auditor, concluded that the Company’s unaudited condensed financial statements as of and for the six months ended June 30, 2022 included in the Form 10-Q filed with the SEC on August 12, 2022 should no longer be relied upon and that it is appropriate to restate the Company’s unaudited condensed financial statements for such period (collectively, the “Restatements”).

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
	(Unaudited)
	(Restated)
ASSETS
Current assets:
Cash	$787,449	$1,365,181
Prepayments	313,083	404,762
Total current assets	1,100,532	1,769,943

Cash and investments held in trust account	104,710,586	104,535,351
TOTAL ASSETS	$105,811,118	$106,305,294

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$97,106	$475,948
Advances from a related party	118,267	10,253
Total current liabilities	215,373	486,201

Deferred underwriting compensation	2,250,000	2,587,500

TOTAL LIABILITIES	2,465,373	3,073,701

Commitments and contingencies
Common stock, subject to possible redemption: 10,350,000 shares (at redemption value of $10.12 and $10.10 per share)	104,710,586	104,535,000

Shareholders’ deficit:
Common stock, $0.0001 par value; 26,000,000 shares authorized; 2,637,500 shares issued and outstanding (excluding 10,350,000 shares subject to possible redemption)	264	264
Accumulated other comprehensive income	158,483	-
Accumulated deficit	(1,523,588)	(1,303,671)

Total shareholders’ deficit	(1,364,841)	(1,303,407)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$105,811,118	$106,305,294

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	From March 4, 2021 (date of inception) to June 30, 2021

Formation, general and administrative expenses	$(170,157)	$(52,524)	$(398,583)	$(52,524)

Other income:
Dividend income	6,225	-	16,752	-
Total other income, net	6,225	-	16,752	-

Loss before income taxes	(163,932)	(52,524)	(381,831)	(52,524)

Income taxes	-	-	-	-

NET LOSS	$(163,932)	$(52,524)	$(381,831)	$(52,524)

Other comprehensive income
Unrealized gain on available-for-sale securities	158,483	-	158,483	-

COMPREHENSIVE LOSS	$(5,449)	$(52,524)	$(223,348)	$(52,524)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	10,350,000	-	10,350,000	-
Basic and diluted net loss per share, common stock subject to possible redemption	$(0.01)	$-	$(0.03)	$-

Basic and diluted weighted average shares outstanding, common stock attributable to Inception Growth Acquisition Limited	2,637,500	2,250,000	2,637,500	$2,250,000
Basic and diluted net loss per share, common stock attributable to Inception Growth Acquisition Limited	$(0.01)	$(0.02)	$(0.03)	$(0.02)

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Ordinary shares		Accumulated other		Total
	No. of shares	Amount	comprehensive income	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2022	2,637,500	$264	$-	$(1,303,671)	$(1,303,407)

Restatement of deferred underwriting compensation	-	-	-	337,500	337,500
Accretion of carrying value to redemption value	-	-	-	(10,878)	(10,878)
Net loss	-	-	-	(217,899)	(217,899)

Balance as of March 31, 2022 (Restated)	2,637,500	264	-	(1,194,948)	(1,194,684)

Accretion of carrying value to redemption value	-	-	-	(164,708)	(164,708)
Unrealized gain on available-for-sale securities	-	-	158,483	-	158,483
Net loss	-	-	-	(163,932)	(163,932)

Balance as of June 30, 2022 (Restated)	2,637,500	$264	$158,483	$(1,523,588)	$(1,364,841)

	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ deficit
Balance as of March 4, 2021 (inception)	-	$-	$-	$-	$-

Issuance of common stock to founders	2,587,500	259	24,741	-	25,000

Balance as of March 31, 2021	2,587,500	259	24,741	-	25,000

Net loss	-	-	-	(52,524)	(52,524)

Balance as of June 30, 2021	2,587,500	$259	$24,741	$(52,524)	$(27,524)

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

The net income (loss) per share presented in the statement of operations is based on the following:

	For the six months ended June 30, 2022		For the six months ended June 30, 2021
	Redeemable ordinary shares	Non- Redeemable ordinary shares	Redeemable ordinary shares	Non-Redeemable ordinary shares
Basic and diluted net loss per share:
Numerators:
Interest income earned in investments held in Trust Account	$16,752	$-	$-	$-
Total expenses	(317,639)	(80,944)	-	(52,524)
Total allocation to redeemable and non-redeemable ordinary share	$(300,887)	$(80,944)	$-	$(52,524)
Denominators:
Weighted-average shares outstanding	10,350,000	2,637,500	-	2,250,000
Basic and diluted net loss per share	$(0.03)	$(0.03)	$-	$(0.00)

	For the three months ended June 30, 2022		For the three months ended June 30, 2021
	Redeemable ordinary shares	Non- Redeemable ordinary shares	Redeemable ordinary shares			Non-Redeemable ordinary shares
Basic and diluted net loss per share:
Numerators:
Interest income earned in investments held in Trust Account	$6,225		$		$-	$-
Total expenses	(135,602)			-		(52,524)
Total allocation to redeemable and non-redeemable ordinary share	$(129,377)	$(66,740)		$-		$(52,524)
Denominators:
Weighted-average shares outstanding	10,350,000	2,637,500		-		2,250,000
Basic and diluted net loss per share	$(0.01)	$(0.01)		$-		$(0.00)

●	Related parties

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

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED CONDENSED FINANCIAL STATEMENTS

Subsequent to the initial issuance of the Company’s six months ended June 30, 2022 financial statements on August 22, 2022, management concluded that the previously issued unaudited condensed financial statements for the six months ended June 30, 2022 should be restated to correct the following errors:

(i)	Adjustment: Decrease the deferred underwriting compensation to the maximum allowed by the underwriting agreement

The adjustment above had no impact on the Company’s cash position, revenues, or liquidity. The error has been corrected by restating each of the affected financial statement line items for the six months ended June 30, 2022.

The following tables summarize the effects of the restatement on the Company’s June 30, 2022 unaudited financial statements:

	As Previously		As
	Reported	Adjustments	Restated

Unaudited Condensed Balance sheet as of June 30, 2022
Deferred underwriting compensation	$2,587,500	$(337,500)	$2,250,000
Accumulated deficit	(1,861,088)	(337,500)	(1,523,588)
Total shareholders’ deficit	(1,702,341)	(337,500)	(1,364,841)

Unaudited condensed statement of operations for the six months ended June 30, 2022
Basic and diluted net loss per share, common stock attributable to Inception Growth Acquisition Limited	(0.04)	0.01	(0.03)

Unaudited condensed statement of operations for the three months ended June 30, 2022
Basic and diluted net loss per share, common stock attributable to Inception Growth Acquisition Limited	(0.03)	0.02	(0.01)

Unaudited condensed statement of changes in shareholder’s deficit as of June 30, 2022
Deferred underwriting compensation – accumulated deficit	-	337,500	337,500
Deferred underwriting compensation – total shareholders’ deficit	-	337,500	337,500
Balance as of March 31, 2022 (restated) – accumulated deficit	(1,532,448)	(337,500)	(1,194,948)
Balance as of March 31, 2022 (restated) – total shareholders’ deficit	(1,532,184)	(337,500)	(1,194,684)
Balance as of June 30, 2022 (restated) – accumulated deficit	(1,861,088)	(337,500)	(1,523,588)
Balance as of June 30, 2022 (restated) – total shareholders’ deficit	(1,702,341)	(337,500)	(1,364,841)

NOTE 4 – CASH AND INVESTMENT HELD IN TRUST ACCOUNT

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

NOTE 8 – SHAREHOLDER’S EQUITY

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

We determined that we did not maintain effective internal control over financial reporting for the period ended June 30, 2022, the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2022 (the “Original Form 10-Q”) contained an unintentional error in its content. In connection with the preparation of the financial statements for the “Company as of and for the period ended June 30, 2022, the Company’s management, in consultation with its advisors, identified error made in certain of the Company’s previously issued financial statements, arising from the manner in which the Company accounted for the deferred underwriting compensation in connection with the Company’s initial public offering and the calculation of earning per shares. The Company previously overstated $337,500 deferred underwriting compensation. The Company’s management determined, after consultation with its advisors, that the deferred underwriting compensation should be decreased to the maximum allowed by the underwriting agreement. The Company has restated amount of $337,500 deferred underwriting compensation in Form 10Q/A.

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