Form 10-Q/A
period 2022-09-30
Inception Growth Acquisition Ltd
filed 2024-07-18
CIK 1866838

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

EXPLANATORY NOTE

Inception Growth Acquisition Limited (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Amendment”), to amend its Quarterly Report on Form 10-Q for the nine months ended September 30, 2022, originally filed with the Securities and Exchange Commission (the “SEC”), on November 14, 2022 (the “Original Filing”), to amend and restate the Original Filing with modification as necessary to reflect certain restatements of the Company’s unaudited condensed financial statements.

The Company management has reviewed that the deferred underwriting compensation should be paid 2.5% of cash remaining in the Trust Account after completion of redemptions, subject to a maximum fee of $2,250,000, resulting in an overstatement $337,500 of deferred underwriting compensation in prior periods. Aa a result, deferred underwriting compensation and accumulated deficit were misstated.

The restatement does not have an impact on the Company’s cash position, revenues, or liquidity. The error has been corrected by restating each of the affected financial statement line items for the nine months ended September 30, 2022.

In light of the accounting error above, the Audit Committee of the Company’s Board of Directors, in consultation with the Company’s management and the independent auditor, concluded that the Company’s unaudited condensed financial statements as of and for the nine months ended September 30, 2022 included in the Form 10-Q filed with the SEC on November 14, 2022 should no longer be relied upon and that it is appropriate to restate the Company’s unaudited condensed financial statements for such period (collectively, the “Restatements”).

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

INCEPTION GROWTH ACQUISITION LIMITED

Quarterly Report on Form 10-Q/A

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from March 4, 2021 (inception) through September 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from March 4, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from March 4, 2021 (inception) through September 30, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Control and Procedures	23

PART II – OTHER INFORMATION		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

SIGNATURES		27

i

PART I – FINANCIAL INFORMATION

INCEPTION GROWTH ACQUISITION LIMITED

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
	(Restated)
ASSETS
Current assets:
Cash	$779,145	$1,365,181
Prepayment	237,494	404,762
Total current assets	1,016,639	1,769,943

Cash and investments held in trust account	105,167,984	104,535,351
TOTAL ASSETS	$106,184,623	$106,305,294

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$234,420	$475,948
Advances from a related party	170,717	10,253
Total current liabilities	405,137	486,201

Deferred underwriting compensation	2,250,000	2,587,500

TOTAL LIABILITIES	2,655,137	3,073,701

Commitments and contingencies
Common stock, subject to possible redemption: 10,350,000 shares (at redemption value of $10.16 and $10.10 per share)	105,167,984	104,535,000

Shareholders’ deficit:
Common stock, $0.0001 par value; 26,000,000 shares authorized; 2,637,500 shares issued and outstanding (excluding 10,350,000 shares subject to possible redemption)	264	264
Accumulated deficit	(1,638,762)	(1,303,671)

Total shareholders’ deficit	(1,638,498)	(1,303,407)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$106,184,623	$106,305,294

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	From March 4, 2021 (dateof inception) to September 30, 2021
Formation, general and administrative expenses	$(155,548)	$(37,666)	$(554,131)	$(90,190)

Other income:
Dividend income	316,563	-	333,315	-
Interest income	299,318	-	299,318	-
Total other income, net	615,881	-	632,633	-

Income (loss) before income taxes	460,333	(37,666)	78,502	(90,190)

Income taxes	(118,109)	-	(118,109)	-

NET INCOME (LOSS)	$342,224	$(37,666)	$(39,607)	$(90,190)

Other comprehensive income
Unrealized gain on available-for-sale securities	93,337	-	251,820	-
Reclassification of realized gain on available-for-sale securities, net to net income	(251,820)	-	(251,820)	-

COMPREHENSIVE INCOME (LOSS)	$183,741	$(37,666)	$(39,607)	$(90,190)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	10,350,000	-	10,350,000	-
Basic and diluted net income (loss) per share, common stock subject to possible redemption	$0.04	$(0.00)	$0.01	$(0.00)

Basic and diluted weighted average shares outstanding, common stock attributable to Inception Growth Acquisition Limited	2,637,500	2,250,000	2,637,500	$2,250,000
Basic and diluted net loss per share, common stock attributable to Inception Growth Acquisition Limited	$(0.02)	$(0.02)	$(0.05)	$(0.04)

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(DEFICIT)

	Ordinary shares		Accumulated other		Total
	No. of shares	Amount	comprehensive income (loss)	Accumulated deficit	shareholders’ deficit
Balance as of January 1, 2022	2,637,500	$264	$—	$(1,303,671)	$(1,303,407)

Restatement of deferred underwriting compensation	—	—	—	337,500	337,500
Accretion of carrying value to redemption value	—	—	—	(10,878)	(10,878)
Net loss	—	—	—	(217,899)	(217,899)

Balance as of March 31, 2022 (Restated)	2,637,500	264	—	(1,194,948)	(1,194,684)

Accretion of carrying value to redemption value	—	—	—	(164,708)	(164,708)
Unrealized gain on available-for-sale securities	—	—	158,483	—	158,483
Net loss	—	—	—	(163,932)	(163,932)

Balance as of June 30, 2022 (Restated)	2,637,500	264	158,483	(1,523,588)	(1,364,841)

Accretion of carrying value to redemption value	—	—	—	(457,398)	(457,398)
Unrealized gain on available-for-sale securities	—	—	93,337	—	93,337
Reclassification of realized gain on available-for-sale securities, net to net income	—	—	(251,820)	—	(251,820)
Net income	—	—	—	342,224	342,224

Balance as of September 30, 2022 (Restated)	2,637,500	$264	$—	$(1,638,762)	$(1,638,498)

	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ deficit
Balance as of March 4, 2021 (inception)	-	$-	$-	$-	$-

Issuance of common stock to founders	2,587,500	259	24,741	-	25,000

Balance as of March 31, 2021	2,587,500	259	24,741	-	25,000

Net loss	-	-	-	(52,524)	(52,524)

Balance as of June 30, 2021	2,587,500	259	24,741	(52,524)	(27,524)

Net loss	-	-	-	(37,666)	(37,666)

Balance as of September 30, 2021	2,587,500	$259	$24,741	$(90,190)	$(65,190)

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended	March 4, 2021 (date of inception) to
	September 30, 2022	September 30, 2021
Cash flows from operating activities
Net income (loss)	$(39,607)	(90,190)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest income and dividend income earned in cash and investments income held in trust account	(632,633)	-
Change in operating assets and liabilities:
Decrease in prepayment	167,268	-
Decrease in accrued liabilities	(241,528)	-
Net cash used in operating activities	(746,500)	(90,190)

Cash flows from financing activities
Proceed from issuance of common stock	-	25,000
Advance from a related party	160,464	282,637
Payment of deferred offering costs	-	(217,447)
Net cash provided by financing activities	160,464	90,190

NET CHANGE IN CASH	(586,036)	-

Cash, beginning of period	1,365,181	-

Cash, end of period	$779,145	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$(632,984)	$-
Deferred offering costs paid by a related party	$-	$190,000

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

The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per Public Share, subject to increase of up to an additional $0.30 per Public Share in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 10. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The common stock will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

The net income (loss) per share presented in the statement of operations is based on the following:

	For the nine months ended September 30, 2022		For the nine months ended September 30, 2021
	Redeemable ordinary shares	Non- Redeemable ordinary shares	Redeemable ordinary shares	Non-Redeemable ordinary shares
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$632,633	$-	$-	$-
Total expenses	(535,722)	(136,518)	-	(90,190)
Total allocation to redeemable and non-redeemable ordinary share	$96,911	$(136,518)	$-	$(90,190)
Denominators:
Weighted-average shares outstanding	10,350,000	2,637,500	-	2,250,000
Basic and diluted net income (loss) per share	$0.01	$(0.05)	$-	$(0.04)

	For the three months ended September 30, 2022		For the three months ended September 30, 2021
	Redeemable ordinary shares	Non- Redeemable ordinary shares	Redeemable ordinary shares	Non-Redeemable ordinary shares
Basic and diluted net loss per share:
Numerators:
Interest income earned in investments held in Trust Account	$615,881	$-	$-	$
Total expenses	(218,083)	(55,574)	-		(37,666)
Total allocation to redeemable and non-redeemable ordinary share	$397,798	$(55,574)	$-		$(37,666)
Denominators:
Weighted-average shares outstanding	10,350,000	2,637,500	-		2,250,000
Basic and diluted net income (loss) per share	$0.04	$(0.02)	$-		$(0.02)

●	Related parties

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

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED CONDENSED FINANCIAL STATEMENTS

Subsequent to the initial issuance of the Company’s nine months ended September 30, 2022 financial statements on November 14, 2022, management concluded that the previously issued unaudited condensed financial statements for the nine months ended September 30, 2022 should be restated to correct the following errors:

(i)	Adjustment: Decrease the deferred underwriting compensation to the maximum allowed by the underwriting agreement

The adjustment above had no impact on the Company’s cash position, revenues, or liquidity. The error has been corrected by restating each of the affected financial statement line items for the nine months ended September 30, 2022.

The following tables summarize the effects of the restatement on the Company’s September 30, 2022 unaudited financial statements:

	As Previously		As
	Reported	Adjustments	Restated

Condensed Balance sheet as of September 30, 2022
Deferred underwriting compensation	$2,587,500	$(337,500)	$2,250,000
Accumulated deficit	(1,976,262)	(337,500)	(1,638,762)
Total shareholders’ deficit	(1,975,998)	(337,500)	(1,638,498)

Unaudited condensed statement of operations for the three months ended September 30, 2022
Basic and diluted net loss per share, common stock attributable to Inception Growth Acquisition Limited	(0.01)	(0.01)	(0.02)

Unaudited condensed statement of changes in shareholder’s deficit as of September 30, 2022
Deferred underwriting compensation – accumulated deficit	-	337,500	337,500
Deferred underwriting compensation – total shareholders’ deficit	-	337,500	337,500
Balance as of March 31, 2022 (restated) – accumulated deficit	(1,532,448)	(337,500)	(1,194,948)
Balance as of March 31, 2022 (restated) – total shareholders’ deficit	(1,532,184)	(337,500)	(1,194,684)
Balance as of June 30, 2022 (restated) – accumulated deficit	(1,861,088)	(337,500)	(1,523,588)
Balance as of June 30, 2022 (restated) – total shareholders’ deficit	(1,702,341)	(337,500)	(1,364,841)
Balance as of September 30, 2022 (restated) – accumulated deficit	(1,976,262)	(337,500)	(1,638,762)
Balance as of September 30, 2022 (restated) – total shareholders’ deficit	(1,975,998)	(337,500)	(1,638,498)

NOTE 4 – CASH AND INVESTMENT HELD IN TRUST ACCOUNT

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

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after the balance sheet date, up through November 14, 2022 was the Company issued the unaudited condensed financial statements. During the period, the Company did not have any material subsequent events other than disclosed above.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Certifying Officers have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at a reasonable assurance level.

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

We determined that we did not maintain effective internal control over financial reporting for the period ended September 30, 2022, the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2022 (the “Original Form 10-Q”) contained an unintentional error in its content. In connection with the preparation of the financial statements for the “Company as of and for the period ended September 30, 2022, the Company’s management, in consultation with its advisors, identified error made in certain of the Company’s previously issued financial statements, arising from the manner in which the Company accounted for the deferred underwriting compensation in connection with the Company’s initial public offering and the calculation of earning per shares. The Company previously overstated $337,500 deferred underwriting compensation. The Company’s management determined, after consultation with its advisors, that the deferred underwriting compensation should be decreased to the maximum allowed by the underwriting agreement. The Company has restated amount of $337,500 deferred underwriting compensation in Form 10Q/A.

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