Form 10-Q/A
period 2023-03-31
Inception Growth Acquisition Ltd
filed 2024-07-18
CIK 1866838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to “we,” “us,” the “Company” or “our company” are to Inception Growth Acquisition Limited., unless the context otherwise indicates.

Inception Growth Acquisition Limited (the “Company”) is filing this Amendment No. 1 to its Quarterly Report   on Form 10-Q (this “Amendment”), to amend its Quarterly Report   on Form 10-Q for the three months ended March 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”), on May 22, 2023 (the “Original Filing”), to amend and restate the Original Filing with modification as necessary to reflect certain restatements of the Company’s unaudited condensed financial statements.

The Company management has reviewed that the deferred underwriting compensation should be paid 2.5% of cash remaining in the Trust Account after completion of redemptions, subject to a maximum fee of $2,250,000, resulting in an overstatement $337,500 of deferred underwriting compensation in prior periods. In addition, the accounting treatment of non-redemption agreement expense has been revised and classified to profits & loss item.

The restatement does not have an impact on the Company’s cash position, revenues, or liquidity. The error has been corrected by restating each of the affected financial statement line items for the three months ended March 31, 2023.

In light of the accounting error above, the Audit Committee of the Company’s Board of Directors, in consultation with the Company’s management and the independent auditor, concluded that the Company’s unaudited condensed financial statements as of and for the three months ended March 31, 2023 included in the Form 10-Q filed with the SEC on May 22, 2023 should no longer be relied upon and that it is appropriate to restate the Company’s unaudited condensed financial statements for such period (collectively, the “Restatements”).

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

INCEPTION GROWTH ACQUISITION LIMITED

Quarterly Report on Form 10-Q/A

i

PART I – FINANCIAL INFORMATION

INCEPTION GROWTH ACQUISITION LIMITED

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
	(Restated)
ASSETS
Current assets:
Cash	$81,400	$680,812
Cash in escrow	400,000	-
Prepaid expenses	101,191	161,905
Total current assets	582,591	842,717

Cash and investments held in trust account	107,177,601	106,052,337

TOTAL ASSETS	$107,760,192	$106,895,054

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Common stock redemption liabilities	$60,411,251	$-
Accrued liabilities	855,467	119,405
Income tax payable	527,364	299,230
Amount due to a related party	199,875	181,835
Total current liabilities	61,993,957	600,470

Deferred underwriting compensation	2,250,000	2,250,000

TOTAL LIABILITIES	64,243,957	2,850,470

Commitments and contingencies
Common stock, subject to possible redemption: 4,476,636 and 10,350,000 shares (at redemption value of $10.30 and $10.25 per share as of March 31, 2023 and December 31, 2022), respectively	46,114,476	106,051,986

Shareholders’ deficit:
Common stock, $0.0001 par value; 26,000,000 shares authorized; 2,637,500 shares issued and outstanding (excluding 4,476,636 and 10,350,000 shares subject to possible redemption, respectively)	264	264
Accumulated deficit	(2,598,505)	(2,007,666)

Total shareholders’ deficit	(2,598,241)	(2,007,402)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$107,760,192	$106,895,054

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2023	Three months ended March 31, 2022
	(Restated)

Formation, general and administrative expense	$(410,115)	$(228,426)
Non-redemption agreement expense	(452,026)	-
Loss from operations	(862,141)	(228,426)

Other income:
Dividend income	1,125,264	10,527
Total other income, net	1,125,264	10,527

Income (loss) before income taxes	263,123	(217,899)

Income taxes	(228,134)	-

NET INCOME (LOSS)	$34,989	$(217,899)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	9,175,327	10,350,000
Basic and diluted net income (loss) per share, common stock subject to possible redemption	$0.03	$(0.02)

Basic and diluted weighted average shares outstanding, common stock attributable to Inception Growth Acquisition Limited	2,637,500	2,637,500
Basic and diluted net loss per share, common stock attributable to Inception Growth Acquisition Limited	$(0.09)	$(0.02)

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	Three months ended March 31, 2023
	Ordinary shares		Accumulated	Total shareholders’
	No. of shares	Amount	deficit	deficit

Balance as of January 1, 2023	2,637,500	$264	$(2,007,666)	$(2,007,402)

Contribution – non-redemption agreement	-	-	452,026	452,026
Accretion of carrying value to redemption value	-	-	(473,741)	(473,741)
Excise tax payable attributable to redemption of common stock			(604,113)	(604,113)
Net income	-	-	34,989	34,989

Balance as of March 31, 2023 (Restated)	2,637,500	$264	$(2,598,505)	$(2,598,241)

	Three months ended March 31, 2022
	Ordinary shares		Accumulated	Total shareholders’
	No. of shares	Amount	deficit	deficit

Balance as of January 1, 2022	2,637,500	$264	$(1,303,671)	$(1,303,407)

Restatement of deferred underwriting compensation	-	-	337,500	337,500
Accretion of carrying value to redemption value	-	-	(10,878)	(10,878)
Net loss	-	-	(217,899)	(217,899)

Balance as of March 31, 2022 (Restated)	2,637,500	$264	$(1,194,948)	$(1,194,684)

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2023	Three months ended March 31, 2022
	(Restated)
Cash flows from operating activities
Net income (loss)	$34,989	(217,899)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest income and dividend income earned in cash and investments income held in trust account	(1,125,264)	(10,527)
Non-redemption agreement expense	452,026	-
Change in operating assets and liabilities:
Decrease in prepaid expenses	60,714	16,089
Increase (decrease) in accrued liabilities	131,949	(421,811)
Increase in income tax payable	228,134	-
Net cash used in operating activities	(217,452)	(634,148)

Cash flows from financing activities
Advance from a related party	18,040	65,698
Net cash provided by financing activities	18,040	65,698

NET CHANGE IN CASH	(199,412)	(568,450)

Cash, beginning of period	680,812	1,365,181

Cash, end of period	$481,400	$796,731

Reconciliation to amounts on balance sheets:
Cash	81,400	796,731
Cash in escrow	400,000	-

	481,400	796,731

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$(473,741)	$(10,878)
Excise tax payable attributable to redemption of common stock	$604,113	$

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Inception Growth Acquisition Limited (the “Company”) is an organized blank check company incorporated on March 4, 2021, under the laws of the State of Delaware for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”).

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

These accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The information included in this Form 10-Q/A should be read in conjunction with Management’s Discussion and Analysis, and the audited financial statements and notes thereto included in the Company’s Form 10-K/A for the fiscal year ended December 31, 2023, filed with the SEC on June 3, 2024.

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

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the condensed Balance Sheets at fair value at the end of each reporting period. Earnings on these securities is included in dividend income in the accompanying condensed statement of operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

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

Our effective tax rate was 50.63% and 2.86% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

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

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months ended March 31, 2023		For the Three Months ended March 31, 2022
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
	(Restated)	(Restated)
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$1,125,264	$-	$10,527	$-
Total expenses	(846,845)	(243,430)	(182,037)	(46,389)
Total allocation to redeemable and non-redeemable ordinary share	$278,419	$(243,430)	$(171,510)	$(46,389)
Denominators:
Weighted-average shares outstanding	9,175,327	2,637,500	10,350,000	2,637,500
Basic and diluted net income (loss) per share	$0.03	$(0.09)	$(0.02)	$(0.02)

●	Related parties

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

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the preparation of Annual Report on Form 10-K, the Company determined that it had not appropriately accounted for deferred underwriting compensation and non-redemption agreement expense. As a result, Management concluded that the previously issued unaudited condensed financial statements for the period ended March 31, 2023 should be restated to correct the following errors:

(i)	Adjustment: Decrease the deferred underwriting compensation to the maximum allowed by the underwriting agreement

(ii)	Adjustment: reclassification of non-redemption agreement expense to profits & loss item

The adjustments above had no impact on the Company’s cash position, revenues, or liquidity. The error has been corrected by restating each of the affected financial statement line items for the year ended December 31, 2022 and period ended March 31, 2023.

The following tables summarize the effects of the restatement on each financial statement line item as of the dates, and for the period:

	As Previously Reported	Adjustments #1	Adjustments #2	As Restated

Balance sheet as of March 31, 2023
Deferred underwriting compensation	2,587,500	(337,500)	-	2,250,000
Accumulated deficit	(2,936,005)	(337,500)	-	(2,598,505)
Total shareholders’ deficit	(2,935,741)	(337,500)	-	(2,598,241)

Statement of operations for the three months ended March 31, 2023
Non-redemption agreement expense	-	-	(452,026)	(452,026)
Income before income taxes	715,149	-	(452,026)	263,123
Net income	487,015	-	(452,026)	34,989
Basic and diluted net income (loss) per share, common stock subject to possible redemption	0.05	-	(0.02)	0.03
Basic and diluted net loss per share, common stock attributable to Inception Growth Acquisition Limited	0.00	-	(0.09)	(0.09)

Statement of changes in shareholder’s deficit as of March 31, 2023
Balance as of January 1, 2023 (restated) – accumulated deficit	(2,345,166)	(337,500)	-	(2,007,666)
Balance as of January 1, 20233 (restated) – total shareholders’ deficit	(2,344,902)	(337,500)	-	(2,007,402)
Contribution – non-redemption agreement – additional paid-in capital	452,026	-	(452,026)	-
Shareholder non-redemption agreement	(452,026)	-	452,026	-
Contribution – non-redemption agreement – accumulated deficit	-	-	452,026	452,026
Net income	487,015	-	(452,026)	34,989

Statement of cash flows as of March 31, 2023
Net income	487,015	-	(452,026)	34,989
Non-redemption agreement expense	-	-	452,026	452,026

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

Non-redemption Agreements

The Sponsor entered into Non-Redemption Agreements with various stockholders of the Company (the “Non-Redeeming Stockholders”), pursuant to which these stockholders agreed not to redeem a portion of their shares of Company common stock (the “Non-Redeemed Shares”) in connection with the Special Meeting held on March 13, 2023, but such stockholders retained their right to require the Company to redeem such Non-Redeemed Shares in connection with the closing of the Business Combination. The Sponsor has agreed to transfer to such Non-Redeeming Stockholders up to an aggregate of 1,297,500 the Founder Shares held by the Sponsor immediately following the consummation of an initial Business Combination. The Company estimated the aggregate fair value of such 1,297,500 Founder Shares transferrable to the Non-Redeeming Stockholders pursuant to the Non-Redemption Agreement to be $452,026 or $0.35 per share. The fair value was determined using the probability of a successful Business Combination of 4%, a discount for lack or marketability of 15.5%, and the average value per shares as of the valuation date of $10.30 derived from an option pricing model for publicly traded warrants. Each Non-Redeeming Stockholder acquired from the Sponsor an indirect economic interest in such Founder Shares. The excess of the fair value of such Founder Shares was determined to be a cost associated with completing a Business Combination and a capital contribution from a related entity under SAB Topic 5T.

NOTE 7 – SHAREHOLDER’S DEFICIT

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

For the three months ended March 31, 2023 we had a net income of $34,989 which was comprised of general and administrative expenses, dividend income and interest income.

For the three months ended March 31, 2022 we had a net loss of $ $217,899, which was comprised of general and administrative expenses and dividend income.

For the three months ended March 31, 2023 we generated net cash used in operating activities of $217,452, which was comprised of net income of $34,989, interest income and dividend income earned in cash and investments income held in trust account of $1,125,264, non-redemption agreement expense of $452,026, change in prepayment of $60,714, change in accrued liabilities of $131,949 and change in income tax payable of $228,134.

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

Furthermore, we revisited our prior position on accounting of non-redemption agreements and concluded that our fair value of non-redemption agreements as of March 31, 2023 should be reclassified as expense because of a misapplication in the guidance on accounting. The deferred underwriting compensation should also decreased to the maximum allowed by the underwriting agreement. However, the non-cash adjustments to the balance do not impact the amounts previously reported for our cash and cash equivalents, and total assets.

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