Form 10-Q/A
period 2023-06-30
Inception Growth Acquisition Ltd
filed 2024-07-18
CIK 1866838

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

Inception Growth Acquisition Limited (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on   Form 10-Q (this “Amendment”), to amend its Quarterly Report on   Form 10-Q for the six months ended June 30, 2023, originally filed with the Securities and Exchange Commission (the “SEC”), on August 14, 2023 (the “Original Filing”), to amend and restate the Original Filing with modification as necessary to reflect certain restatements of the Company’s unaudited condensed financial statements.

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

The restatement does not have an impact on the Company’s cash position, revenues, or liquidity. The error has been corrected by restating each of the affected financial statement line items for the six months ended June 30, 2023.

In light of the accounting error above, the Audit Committee of the Company’s Board of Directors, in consultation with the Company’s management and the independent auditor, concluded that the Company’s unaudited condensed financial statements as of and for the six months ended June 30, 2023 included in the Form 10-Q filed with the SEC on August 14, 2023 should no longer be relied upon and that it is appropriate to restate the Company’s unaudited condensed financial statements for such period (collectively, the “Restatements”).

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

INCEPTION GROWTH ACQUISITION LIMITED

Quarterly Report on Form 10-Q/A

i

PART I – FINANCIAL INFORMATION

INCEPTION GROWTH ACQUISITION LIMITED

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
	(Restated)
ASSETS
Current assets:
Cash	$392,730	$680,812
Cash in escrow	150,087	-
Prepaid expenses	75,476	161,905
Total current assets	618,293	842,717

Cash and investments held in trust account	46,923,954	106,052,337
TOTAL ASSETS	$47,542,247	$106,895,054

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	682,138	119,405
Income tax payable	648,590	299,230
Amount due to a related party	225,208	181,835
Total current liabilities	1,555,936	600,470

Deferred underwriting compensation	2,250,000	2,250,000

TOTAL LIABILITIES	3,805,936	2,850,470

Commitments and contingencies
Common stock, subject to possible redemption: 4,476,636 and 10,350,000 shares (at redemption value of $10.48 and $10.25 per share as of June 30, 2023 and December 31, 2022), respectively	46,923,954	106,051,986

Shareholders’ deficit:
Common stock, $0.0001 par value; 26,000,000 shares authorized; 2,637,500 shares issued and outstanding (excluding 4,476,636 and 10,350,000 shares subject to possible redemption, respectively)	264	264
Accumulated deficit	(3,187,907)	(2,007,666)

Total shareholders’ deficit	(3,187,643)	(2,007,402)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$47,542,247	$106,895,054

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
	(Restated)		(Restated)

Formation, general and administrative expense	$(235,581)	$(170,157)	$(645,696)	$(398,583)
Non-redemption agreement expenses	-	-	(452,026)	-

Other income:
Dividend income	576,883	6,225	1,702,147	16,752
Total other income, net	576,883	6,225	1,702,147	16,752

Income (loss) before income taxes	341,302	(163,932)	604,425	(381,831)

Income taxes	(121,226)	-	(349,360)	-

NET INCOME (LOSS)	$220,076	$(163,932)	$255,065	$(381,831)

Other comprehensive income
Unrealized gain on available-for-sale securities	-	158,483	-	158,483

COMPREHENSIVE INCOME (LOSS)	$220,076	$(5,449)	$255,065	$(223,348)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	4,476,636	10,350,000	6,813,002	10,350,000
Basic and diluted net income (loss) per share, common stock subject to possible redemption	$0.08	$(0.01)	$0.10	$(0.03)

Basic and diluted weighted average shares outstanding, common stock attributable to Inception Growth Acquisition Limited	2,637,500	2,637,500	2,637,500	2,637,500
Basic and diluted net loss per share, common stock attributable to Inception Growth Acquisition Limited	$(0.05)	$(0.01)	$(0.15)	$(0.03)

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Three and six months ended June 30, 2023
			Additional		Total
	Common stock		paid-in	Accumulated	shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2023	2,637,500	$264	$-	$(2,007,666)	$(2,007,402)

Contribution - non-redemption agreement	-	-	-	452,026	452,026
Accretion of carrying value to redemption value	-	-	-	(473,741)	(473,741)
Excise tax payable attributable to redemption of common stock	-	-	-	(604,113)	(604,113)
Net income	-	-	-	34,989	34,989
Balance as of March 31, 2023 (Restated)	2,637,500	264	-	(2,598,505)	(2,598,241)

Accretion of carrying value to redemption value	-	-	-	(809,478)	(809,478)
Net income	-	-	-	220,076	220,076

Balance as of June 30, 2023 (Restated)	2,637,500	$264	$-	$(3,187,907)	$(3,187,643)

	Three and six months ended June 30, 2022
			Accumulated other		Total
	Common stock		comprehensive	Accumulated	shareholders’
	No. of shares	Amount	income	deficit	deficit
Balance as of January 1, 2022	2,637,500	$264	$-	$(1,303,671)	$(1,303,407)

Restatement of deferred underwriting compensation	-	-	-	337,500	337,500
Accretion of carrying value to redemption value	-	-	-	(10,878)	(10,878)
Net loss	-	-	-	(217,899)	(217,899)

Balance as of March 31, 2022 (Restated)	2,637,500	264	-	(1,194,948)	(1,194,684)

Accretion of carrying value to redemption value	-	-	-	(164,708)	(164,708)
Unrealized gain on available-for-sale securities	-	-	158,483	-	158,483
Net loss	-	-	-	(163,932)	(163,932)

Balance as of June 30, 2022 (Restated)	2,637,500	$264	$158,483	$(1,523,588)	$(1,364,841)

See accompanying notes to unaudited condensed financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2023	Six months ended June 30, 2022
	(Restated)
Cash flows from operating activities
Net income (loss)	$255,065	(381,831)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest income and dividend income earned in cash and investments held in trust account	(1,702,147)	(16,752)
Non-redemption agreement expense	452,026	-
Change in operating assets and liabilities:
Decrease in prepaid expenses	86,429	91,679
Decrease in accrued liabilities	(41,380)	(378,842)
Increase in income tax payable	349,360	-
Net cash used in operating activities	(600,647)	(685,746)

Cash flows from investing activities
Cash withdrawn from Trust Account in connection to redemption	60,411,251	-
Cash withdrawn from of Trust Account	419,279	-
Net cash provided by investing activities	60,830,530	-

Cash flows from financing activities
Redemption of common stock	(60,411,251)	-
Advance from a related party	43,373	108,014
Net cash (used in) provided by financing activities	(60,367,878)	108,014

NET CHANGE IN CASH	(137,995)	(577,732)

Cash, beginning of period	680,812	1,365,181

Cash, end of period	$542,817	$787,449

Reconciliation to amounts on balance sheets:
Cash	$392,730	$787,449
Cash in escrow	150,087	-

	$542,817	$787,449

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INCOFMRATION
Cash paid for income taxes	-	-
Cash paid for interest	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$(1,283,219)	$(175,586)
Excise tax payable attributable to redemption of common stock	$604,113	$-

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

On June 13, 2023, 1,271,510 shares of common stock were transferred in connection with the Non-Redemption Agreements. The Company performed a valuation of the shares of common stock the Sponsor agreed to transfer to the non-redeeming third parties and determined the shares had a value of $452,026.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of operations.

As the warrants issued upon the IPO and private placements meet the criteria for equity classification under ASC 480, therefore, the warrants are classified as equity.

●	Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stocks subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stocks (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. The Company’s common stocks feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at June 30, 2023 and December 31, 2022, 4,476,636 and 10,350,000 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to the sponsor are estimated to approximate the carrying values as of June 30, 2023 due to the short maturities of such instruments. See Note 8 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

Our effective tax rate was 42.10% and 1.75% for the six months ended June 30, 2023 and 2022, respectively. Our effective tax rate was 35.52% and 0.26% for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the six months ended June 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

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

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Six Months ended June 30, 2023		For the Six Months ended June 30, 2022
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$1,702,147		$$16,752	$-
Total expenses	(1,043,222)	(403,860)	(317,639)	(80,944)
Total allocation to redeemable and non-redeemable ordinary share	$658,925	$(403,860)	$(300,887)	$(80,944)
Denominators:
Weighted-average shares outstanding	6,813,002	2,637,500	10,350,000	2,637,500
Basic and diluted net income (loss) per share	$0.10	$(0.15)	$(0.03)	$(0.04)

	For the Three Months ended June 30, 2023		For the Three Months ended June 30, 2022
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$576,883	$-	$6,225	$-
Total expenses	(224,524)	(132,283)	(135,602)	(66,740)
Total allocation to redeemable and non-redeemable ordinary share	$352,359	$(132,283)	$(129,377)	$(66,740)
Denominators:
Weighted-average shares outstanding	4,476,636	2,637,500	10,350,000	2,637,500
Basic and diluted net income (loss) per share	$0.08	$(0.05)	$(0.01)	$(0.01)

●	Related parties

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

NOTE 3 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the preparation of Annual Report on Form 10-K, the Company determined that it had not appropriately accounted for deferred underwriting compensation and non-redemption agreement expense. As a result, Management concluded that the previously issued unaudited condensed financial statements   for the period ended June 30, 2023 should be restated to correct the following errors:

(i)	Adjustment: Decrease the deferred underwriting compensation to the maximum allowed by the underwriting agreement

(ii)	Adjustment: reclassification of non-redemption agreement expense to profits & loss item

The adjustments above had no impact on the Company’s cash position, revenues, or liquidity. The error has been corrected by restating each of the affected financial statement line items for the year ended December 31, 2022 and period ended June 30, 2023.

The following tables summarize the effects of the restatement on each financial statement line item as of the dates, and for the period:

	As Previously Reported	Adjustments #1	Adjustments #2	As Restated
Balance sheet as of June 30, 2023
Deferred underwriting compensation	2,587,500	(337,500)	-	2,250,000
Accumulated deficit	(3,525,407)	(337,500)	-	(3,187,907)
Total shareholders’ deficit	(3,525,143)	(337,500)	-	(3,187,643)

Statement of operations for the six months ended June 30, 2023
Non-redemption agreement expense	-	-	(452,026)	(452,026)
Income before income taxes	1,056,451	-	(452,026)	604,425
Net income	707,091	-	(452,026)	255,065
Basic and diluted net income (loss) per share, common stock subject to possible redemption	0.13	-	(0.03)	0.10
Basic and diluted net loss per share, common stock attributable to Inception Growth Acquisition Limited	(0.06)	-	(0.11)	(0.15)

Statement of operations for the three months ended June 30, 2023
Basic and diluted net income (loss) per share, common stock subject to possible redemption	0.10		(0.02)	0.08
Basic and diluted net loss per share, common stock attributable to Inception Growth Acquisition Limited	(0.08)		0.03	(0.05)

Statement of changes in shareholder’s deficit as of June 30, 2023
Balance as of January 1, 2023 (restated) – accumulated deficit	(2,345,166)	(337,500)	-	(2,007,666)
Balance as of January 1, 20233 (restated) – total shareholders’ deficit	(2,344,902)	(337,500)	-	(2,007,402)
Contribution – non-redemption agreement – additional paid-in capital	452,026	-	(452,026)	-
Shareholder non-redemption agreement	(452,026)	-	452,026	-
Contribution – non-redemption agreement – accumulated deficit	-	-	452,026	452,026
Net income	487,015	-	(452,026)	34,989

Statement of cash flows as of June 30, 2023
Net income	707,091	-	(452,026)	255,065
Non-redemption agreement expense	-	-	452,026	452,026

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

Non-redemption Agreements

The Sponsor entered into Non-Redemption Agreements with various stockholders of the Company (the “Non-Redeeming Stockholders”), pursuant to which these stockholders agreed not to redeem a portion of their shares of Company common stock (the “Non-Redeemed Shares”) in connection with the Special Meeting held on March 13, 2023, but such stockholders retained their right to require the Company to redeem such Non-Redeemed Shares in connection with the closing of the Business Combination. The Sponsor has agreed to transfer to such Non-Redeeming Stockholders up to an aggregate of 1,297,500 the Founder Shares held by the Sponsor immediately following the consummation of an initial Business Combination. The Company estimated the aggregate fair value of such 1,297,500 Founder Shares transferrable to the Non-Redeeming Stockholders pursuant to the Non-Redemption Agreement to be $452,026 or $0.35 per share. The fair value was determined using the probability of a successful Business Combination of 4%, a discount for lack or marketability of 15.5%, and the average value per shares as of the valuation date of $10.30 derived from an option pricing model for publicly traded warrants. Each Non-Redeeming Stockholder acquired from the Sponsor an indirect economic interest in such Founder Shares. The excess of the fair value of such Founder Shares was determined to be a cost associated with completing a Business Combination and a capital contribution from a related entity under SAB Topic 5T. On June 13, 2023, 1,271,510 shares of common stock were transferred in connection with the Non-Redemption Agreements.

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

For the three and six months ended June 30, 2023, we had a net income of $220,076 and $255,065, respectively, which was comprised of general and administrative expenses, non-redemption agreement expenses, dividend income and interest income.

For the three and six months ended June 30, 2022, we had a net loss of $163,932 and $381,831, respectively, which was comprised of general and administrative expenses and dividend income.

For the six months ended June 30, 2023, we generated net cash used in operating activities of $600,647, which was comprised of net income of $255,065, interest income and dividend income earned in cash and investments income held in trust account of $1,702,147, non-redemption agreement expense of $452,026, change in prepayment of $86,429, change in accrued liabilities of $41,380 and change in income tax payable of $349,360.

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

Furthermore, we revisited our prior position on accounting of non-redemption agreements and concluded that our fair value of non-redemption agreements as of June 30, 2023 should be reclassified as expense because of a misapplication in the guidance on accounting. The deferred underwriting compensation should also decreased to the maximum allowed by the underwriting agreement. However, the non-cash adjustments to the balance do not impact the amounts previously reported for our cash and cash equivalents, and total assets.

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