Form 10-Q/A
period 2023-09-30
Inception Growth Acquisition Ltd
filed 2024-07-18
CIK 1866838

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

Inception Growth Acquisition Limited (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Amendment”), to amend its Quarterly Report on Form 10-Q for the nine months ended September 30, 2023, originally filed with the Securities and Exchange Commission (the “SEC”), on November 14, 2023 (the “Original Filing”), to amend and restate the Original Filing with modification as necessary to reflect certain restatements of the Company’s unaudited condensed consolidated financial statements.

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

The restatement does not have an impact on the Company’s cash position, revenues, or liquidity. The error has been corrected by restating each of the affected financial statement line items for the nine months ended September 30, 2023.

In light of the accounting error above, the Audit Committee of the Company’s Board of Directors, in consultation with the Company’s management and the independent auditor, concluded that the Company’s unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2023 included in the Form 10-Q filed with the SEC on November 14, 2023 should no longer be relied upon and that it is appropriate to restate the Company’s unaudited condensed consolidated financial statements for such period (collectively, the “Restatements”).

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

INCEPTION GROWTH ACQUISITION LIMITED

Quarterly Report on Form 10-Q/A

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2023, and for the three and nine months ended September 30, 2022 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2023 and 2022 (Unaudited)	3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2023 and for the nine months ended September 30, 2022	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Control and Procedures	28

PART II – OTHER INFORMATION		29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

SIGNATURES		31

i

PART I – FINANCIAL INFORMATION

INCEPTION GROWTH ACQUISITION LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
	(Restated)
ASSETS
Current assets:
Cash	$132,080	$680,812
Cash in escrow	125,087	-
Prepaid expenses	17,500	161,905
Total current assets	274,667	842,717

Cash and investments held in trust account	47,635,394	106,052,337
TOTAL ASSETS	$47,910,061	$106,895,054

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Common stock redemption liabilities	$16,140,173	$-
Accrued liabilities	994,878	119,405
Income tax payable	774,498	299,230
Amount due to a related party	253,474	181,835
Total current liabilities	18,163,023	600,470

Deferred underwriting compensation	2,250,000	2,250,000

TOTAL LIABILITIES	20,413,023	2,850,470

Commitments and contingencies	-	-

Common stock, subject to possible redemption: 2,950,891 and 10,350,000 shares (at redemption value of $10.67 and $10.25 per share as of September 30, 2023 and December 31, 2022), respectively	31,495,221	106,051,986

Shareholders’ deficit:
Common stock, $0.0001 par value; 26,000,000 shares authorized; 2,637,500 shares issued and outstanding (excluding 2,950,891 and 10,350,000 shares subject to possible redemption, respectively)	264	264
Accumulated deficit	(3,998,447)	(2,007,666)

Total shareholders’ deficit	(3,998,183)	(2,007,402)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$47,910,061	$106,895,054

See accompanying notes to unaudited condensed consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
	(Restated)		(Restated)

Formation, general and administrative expense	$(423,230)	$(155,548)	$(1,068,926)	$(554,131)
Non-redemption agreement expense	-	-	(452,026)	-

Other income:
Dividend income	611,440	316,563	2,313,587	333,315
Interest income	-	299,318	-	299,318
Total other income, net	611,440	615,881	2,313,587	632,633

Income before income taxes	188,210	460,333	792,635	78,502

Income taxes	(125,908)	(118,109)	(475,268)	(118,109)

NET INCOME (LOSS)	$62,302	$342,224	$317,367	$(39,607)

Other comprehensive income
Unrealized gain on available-for-sale securities	-	93,337	-	251,820
Reclassification of realized gain on available-for sale securities, net to net income	-	(251,820)	-	(251,820)

COMPREHENSIVE INCOME (LOSS)	$62,302	$183,741	$317,367	$(39,607)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	4,111,784	10,350,000	5,902,701	10,350,000
Basic and diluted net income per share, common stock subject to possible redemption	$0.07	$0.04	$0.16	$0.01

Basic and diluted weighted average shares outstanding, common stock attributable to Inception Growth Acquisition Limited	2,637,500	2,637,500	2,637,500	2,637,500
Basic and diluted net loss per share, common stock attributable to Inception Growth Acquisition Limited	$(0.08)	$(0.01)	$(0.23)	$(0.05)

See accompanying notes to unaudited condensed consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

	Three and nine months ended September 30, 2023
	Common stock		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2023	2,637,500	$264	$-	$(2,007,666)	$(2,007,402)

Contribution - non-redemption agreement	-	-	-	452,026	452,026
Accretion of carrying value to redemption value	-	-	-	(473,741)	(473,741)
Excise tax payable attributable to redemption of common stock	-	-	-	(604,113)	(604,113)
Net income	-	-	-	34,989	34,989
Balance as of March 31, 2023 (Restated)	2,637,500	264	-	(2,598,505)	(2,598,241)

Accretion of carrying value to redemption value	-	-	-	(809,478)	(809,478)
Net income	-	-	-	220,076	220,076
Balance as of June 30, 2023 (Restated)	2,637,500	$264	$-	$(3,187,907)	$(3,187,643)
Accretion of carrying value to redemption value	-	-	-	(711,440)	(711,440)
Net income	-	-	-	62,302	62,302
Excise tax payable attributable to redemption of common stock	-	-	-	(161,402)	(161,402)
Balance as of September 30, 2023 (Restated)	2,637,500	$264	$-	$(3,998,447)	$(3,998,183)

	Three and nine months ended September 30, 2022
			Accumulated other		Total
	Common stock		comprehensive	Accumulated	shareholders’
	No. of shares	Amount	income	deficit	deficit
Balance as of January 1, 2022	2,637,500	$264	$-	$(1,303,171)	$(1,303,407)

Restatement of deferred underwriting compensation				337,500	337,500
Accretion of carrying value to redemption value	-	-	-	(10,878)	(10,878)
Net loss	-	-	-	(217,899)	(217,899)

Balance as of March 31, 2022 (Restated)	2,637,500	264	-	(1,194,948)	$(1,194,684)

Accretion of carrying value to redemption value	-	-	-	(164,708)	(164,708)
Unrealized gain on available-for-sale securities	-	-	158,483	-	158,483
Net loss	-	-	-	(163,932)	(163,932)

Balance as of June 30, 2022 (Restated)	2,637,500	$264	$158,483	(1,523,588)	(1,364,841)

Accretion of carrying value to redemption value	-	-	-	(457,398)	(457,398)
Unrealized gain on available -for-sale securities	-	-	93,337	-	93,337
Reclassification of realized gain on available-for-sale securities, net to net income	-	-	(251,820)	-	(251,820)
Net income	-	-	-	342,224	342,224
Balance as of September 30, 2022 (Restated)	2,637,500	$264	$-	$(1,368,762)	$(1,638,498)

See accompanying notes to unaudited condensed consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
	(Restated)
Cash flows from operating activities
Net income (loss)	$317,367	(39,607)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest income and dividend income earned in cash and investments held in trust account	(2,313,587)	(632,633)
Non-redemption agreement expense	452,026
Change in operating assets and liabilities:
Decrease in prepaid expenses	144,405	167,268
Increase (decrease) in accrued liabilities	109,958	(241,528)
Increase in income tax payable	475,268	-
Net cash used in operating activities	(814,563)	(746,500)

Cash flows from investing activities
Payment for share redemption	60,411,251	-
Proceeds deposited in Trust account	(100,000)	-
Cash withdrawn from Trust Account	419,279	-
Net cash provided by investing activities	60,730,530	-

Cash flows from financing activities
Redemption of common stock	(60,411,251)	-
Advance from a related party	71,639	160,464
Net cash (used in) provided by financing activities	(60,339,612)	160,464

NET CHANGE IN CASH	(423,645)	(586,036)
Cash, beginning of period	680,812	1,365,181
Cash, end of period	$257,167	$779,145

Reconciliation to amounts on consolidated balance sheets:
Cash	$132,080	$779,145
Cash in escrow	125,087	-
	$257,167	$779,145

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INCOFMRATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$(1,994,659)	$(632,984)
Excise tax payable attributable to redemption of common stock	$765,515	$-

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

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The information included in this Form 10-Q/A should be read in conjunction with Management’s Discussion and Analysis, and the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on June 3, 2024.

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

At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the consolidated condensed balance sheets   at fair value at the end of each reporting period. Earnings on these securities is included in dividend income in the accompanying unaudited condensed consolidated statement of operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed consolidated balance sheet.   The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to the sponsor are estimated to approximate the carrying values as of September 30, 2023 due to the short maturities of such instruments. See Note 8 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

Our effective tax rate was 47.98% and 150.45% for the nine months ended September 30, 2023 and 2022, respectively. Our effective tax rate was 66.90% and 27.11% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

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

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Nine Months ended September 30, 2023		For the Nine Months ended September 30, 2022
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$2,313,587	$-	$632,633	$-
Total expenses	(1,379,720)	(616,500)	(535,722)	(136,518)
Total allocation to redeemable and non-redeemable ordinary share	$933,867	$(616,500)	$96,911	$(136,518)
Denominators:
Weighted-average shares outstanding	5,902,701	2,637,500	10,350,000	2,637,500
Basic and diluted net income (loss) per share	$0.16	$(0.23)	$0.01	$(0.05)

	For the Three Months ended September 30, 2023		For the Three Months ended September 30, 2022
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$611,440	$-	$615,881	$-
Total expenses	(334,545)	(214,593)	(218,083)	(55,574)
Total allocation to redeemable and non-redeemable ordinary share	$276,895	$(214,593)	$397,798	$(55,574)
Denominators:
Weighted-average shares outstanding	4,111,784	2,637,500	10,350,000	2,637,500
Basic and diluted net income (loss) per share	$0.07	$(0.08)	$0.04	$(0.02)

●	Related parties

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

NOTE 3 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the preparation of Annual Report on Form 10-K, the Company determined that it had not appropriately accounted for deferred underwriting compensation and non-redemption agreement expense. As a result, Management concluded that the previously issued unaudited condensed consolidated financial statements   for the period ended September 30, 2023 should be restated to correct the following errors:

(i)	Adjustment: Decrease the deferred underwriting compensation to the maximum allowed by the underwriting agreement

(ii)	Adjustment: reclassification of non-redemption agreement expense to profits & loss item

The adjustments above had no impact on the Company’s cash position, revenues, or liquidity. The error has been corrected by restating each of the affected financial statement line items for the year ended December 31, 2022 and period ended September 30, 2023.

The following tables summarize the effects of the restatement on each financial statement line item as of the dates, and for the period:

	As Previously Reported	Adjustments #1	Adjustments #2	As Restated
Balance sheet as of September 30, 2023
Deferred underwriting compensation	2,587,500	(337,500)	-	2,250,000
Accumulated deficit	(4,335,947)	(337,500)	-	(3,998,447)
Total shareholders’ deficit	(4,335,683)	(337,500)	-	(3,998,183)

Statement of operations for the nine months ended September 30, 2023
Non-redemption agreement expense	-	-	(452,026)	(452,026)
Income before income taxes	1,244,661	-	(452,026)	792,635
Net income	769,393	-	(452,026)	317,367
Basic and diluted net income (loss) per share, common stock subject to possible redemption	0.19	-	(0.03)	0.16
Basic and diluted net loss per share, common stock attributable to Inception Growth Acquisition Limited	(0.14)	-	(0.09)	(0.23)

Statement of operations for the three months ended September 30, 2023
Basic and diluted net income (loss) per share, common stock subject to possible redemption	0.08		(0.01)	0.07
Basic and diluted net loss per share, common stock attributable to Inception Growth Acquisition Limited	(0.10)		0.02	(0.08)

Statement of changes in shareholder’s deficit as of September 30, 2023
Balance as of January 1, 2023 (restated) – accumulated deficit	(2,345,166)	(337,500)	-	(2,007,666)
Balance as of January 1, 20233 (restated) – total shareholders’ deficit	(2,344,902)	(337,500)	-	(2,007,402)
Contribution – non-redemption agreement – additional paid-in capital	452,026	-	(452,026)	-
Shareholder non-redemption agreement	(452,026)	-	452,026	-
Contribution – non-redemption agreement – accumulated deficit	-	-	452,026	452,026
Net income	487,015	-	(452,026)	34,989

Statement of cash flows as of September 30, 2023
Net income	769,393	-	(452,026)	317,367
Non-redemption agreement expense	-	-	452,026	452,026

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

For the three and nine months ended September 30, 2023, we had a net income of $62,302 and $317,367, respectively, which was comprised of general and administrative expenses, non-redemption agreement expense, dividend income and interest income.

For the three and nine months ended September 30, 2022, we had a net income of $342,224 and net loss of $39,607, respectively, which was comprised of general and administrative expenses and dividend income.

For the nine months ended September 30, 2023, we generated net cash used in operating activities of $814,563, which was comprised of net income of $317,367, interest income and dividend income earned in cash and investments income held in trust account of $2,313,587, non-redemption agreement expense of $452,026, change in prepayment of $144,405, change of accrued liabilities of $109,958 and change in income tax payable of $475,268.

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

Furthermore, we revisited our prior position on accounting of non-redemption agreements and concluded that our fair value of non-redemption agreements as of September 30, 2023 should be reclassified as expense because of a misapplication in the guidance on accounting. The deferred underwriting compensation should also decreased to the maximum allowed by the underwriting agreement. However, the non-cash adjustments to the balance do not impact the amounts previously reported for our cash and cash equivalents, and total assets.

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