Form 10-Q
period 2024-06-30
Inception Growth Acquisition Ltd
filed 2024-08-13
CIK 1866838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 5, 2024, there were 3,901,684 shares of common stock of the Registrant, par value $0.0001 per share, issued and outstanding.

INCEPTION GROWTH ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

INCEPTION GROWTH ACQUISITION LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$83,663	$60,440
Prepaid expenses	40,500	-
Other receivables	12,500	-
Total current assets	136,663	60,440

Cash and investments held in trust account	14,366,262	32,055,202

TOTAL ASSETS	$14,502,925	$32,115,642

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$1,420,950	$1,278,332
Income tax payable	336,917	391,545
Note payable – related party	1,120,000	90,000
Amount due to a related party	520,500	286,007
Total current liabilities	3,398,367	2,045,884

Deferred underwriting compensation	2,250,000	2,250,000

TOTAL LIABILITIES	5,648,367	4,295,884

Commitments and contingencies (Note 8)	-	-

Temporary equity:
Common stock, subject to possible redemption: 1,264,184 and 2,950,891 shares (at redemption value of $11.36 and $10.86 per share, respectively)	14,366,262	32,055,202

Shareholders’ deficit:
Common stock, $0.0001 par value; 26,000,000 shares authorized; 2,637,500 shares issued and outstanding (excluding 1,264,184 and 2,950,891 shares, subject to possible redemption, respectively)	264	264
Accumulated deficit	(5,511,968)	(4,235,708)

Total shareholders’ deficit	(5,511,704)	(4,235,444)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$14,502,925	$32,115,642

See accompanying notes to unaudited condensed consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023

Formation, general and administrative expense	$(203,825)	$(235,581)	$(458,343)	$(645,696)
Non-redemption agreement expenses	-	-	-	(452,026)

Other income:
Dividend income	377,360	576,883	798,010	1,702,147
Total other income	377,360	576,883	798,010	1,702,147

Income before income taxes	173,535	341,302	339,667	604,425

Income taxes	(39,444)	(121,226)	(77,547)	(349,360)

NET INCOME	$134,091	$220,076	$262,120	$255,065

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	2,580,186	4,476,636	2,765,539	6,813,002
Basic and diluted net income per share, common stock subject to possible redemption	$0.10	$0.08	$0.19	$0.10

Basic and diluted weighted average shares outstanding, common stock not subject to possible redemption	2,637,500	2,637,500	2,637,500	2,637,500
Basic and diluted net loss per share, common stock not subject to possible redemption	$(0.05)	$(0.05)	$(0.10)	$(0.15)

See accompanying notes to unaudited condensed consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Three and six months ended June 30, 2024
				Total
	Common stock		Accumulated	shareholders’
	No. of shares	Amount	deficit	deficit
Balance as of January 1, 2024	2,637,500	$264	$(4,235,708)	$(4,235,444)

Accretion of carrying value to redemption value	-	-	(720,650)	(720,650)
Net income	-	-	128,029	128,029
Balance as of March 31, 2024	2,637,500	264	(4,828,329)	(4,828,065)

Accretion of carrying value to redemption value	-	-	(627,360)	(627,360)
Excise tax payable attributable to redemption of common stock			(190,370)	(190,370)
Net income	-	-	134,091	134,091

Balance as of June 30, 2024	2,637,500	$264	$(5,511,968)	$(5,511,704)

	Three and six months ended June 30, 2023
				Total
	Common stock		Accumulated	shareholders’
	No. of shares	Amount	deficit	deficit
Balance as of January 1, 2023	2,637,500	$264	$(2,007,666)	$(2,007,402)

Contribution - non-redemption agreement	-	-	452,026	452,026
Accretion of carrying value to redemption value	-	-	(473,741)	(473,741)
Excise tax payable attributable to redemption of common stock	-	-	(604,113)	(604,113)
Net income	-	-	34,989	34,989
Balance as of March 31, 2023	2,637,500	264	(2,598,505)	(2,598,241)

Accretion of carrying value to redemption value	-	-	(809,478)	(809,478)
Net income	-	-	220,076	220,076

Balance as of June 30, 2023	2,637,500	$264	$(3,187,907)	$(3,187,643)

See accompanying notes to unaudited condensed consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2024	Six months ended June 30, 2023
Cash flows from operating activities
Net income	$262,120	255,065
Adjustments to reconcile net income to net cash used in operating activities
Interest income and dividend income earned in cash and investment held in Trust Account	(798,010)	(1,702,147)
Non-redemption agreement expense	-	452,026
Change in operating assets and liabilities:
Increase in prepaid expenses	(40,500)	86,429
Increase in other receivables	(12,500)	-
Decrease in accrued liabilities	(47,752)	(41,380)
Increase in income tax payable	(54,628)	349,360

Net cash used in operating activities	(691,270)	(600,647)

Cash flows from investing activities
Cash withdrawn from Trust Account in connection to redemption	19,036,950	60,411,251
Cash withdrawn from Trust Account for tax payment	-	419,279
Extension payments deposited in Trust Account	(550,000)	-

Net cash provided by investing activities	18,486,950	60,830,530

Cash flows from financing activities
Redemption of common stock	(19,036,950)	(60,411,251)
Proceed from promissory note – related party	1,030,000	-
Advance from a related party	234,493	43,373

Net cash used in financing activities	(17,772,457)	(60,367,878)

NET CHANGE IN CASH	23,223	(137,995)

Cash, beginning of period	60,440	680,812

Cash, end of period	$83,663	$542,817

Reconciliation to amounts on unaudited condensed consolidated balance sheets:
Cash	$83,663	$392,730
Cash in escrow	-	150,087

	$83,663	$542,817

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$(1,348,010)	$(1,283,219)
Excise tax payable attributable to redemption of common stock	$190,370	$604,113

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

At June 30, 2024, the Company had not yet commenced any operations. All activities through June 30, 2024 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”) and the evaluation of Business Combination candidates. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Trust Account

Following the closing of the Initial Public Offering and exercise of the over-allotment option on December 13, 2021, the aggregate amount of 104,535,000 ($10.10 per Public Unit) held in Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations..

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

The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($11.36 per Public Share) in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 9). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The common stock will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

On June 12, 2023, the Company entered into a binding letter of intent (“LOI”) for a business combination with AgileAlgo Pte Ltd. (“AgileAlgo”). AgileAlgo is a maker of enterprise-grade natural language code generator for machine-learning and data management platforms. Porche Capital Ltd is acting as AgileAlgo’s business advisor in the proposed business combination. Under the terms of the LOI, the Company and AgileAlgo would become a combined entity, with AgileAlgo’s existing equity holders rolling 100% of their equity into the combined public company.

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

On September 12, 2023, the Company entered into that certain business combination agreement (“Business Combination Agreement”) with IGTA Merger Sub Limited (“Purchaser”), AgileAlgo Holdings Limited, a British Virgin Islands business company (“AgileAlgo Holdings”), and certain shareholders of AgileAlgo (the “Signing Sellers”), and which agreement may also be thereafter executed by each of the other shareholders of AgileAlgo Holdings (together with the Signing Sellers, the “Sellers”) in one or more joinder agreements, (collectively, the “Joinder Agreements”) (such agreement together with the Joinder Agreements, as it may be amended from time to time, the “Business Combination Agreement”), which provides for a business combination between the Company and AgileAlgo Holdings (the “Business Combination”). Pursuant to the Business Combination Agreement, the Business Combination will be effected in two steps: (i) first the Company will merge with and into Purchaser, with Purchaser remaining as the surviving publicly traded entity and a British Virgin Islands business company (the “Redomestication Merger”); and (ii) immediately after the Redomestication Merger, the Sellers will exchange their ordinary shares of AgileAlgo Holdings for ordinary shares of Purchaser. Upon the Redomestication Merger becoming effective, Purchaser shall pay an aggregate consideration of $160,000,000 (the “Merger Consideration”) to AgileAlgo Holdings’ shareholders, which shall be issued and divided into $10.00 per Ordinary Share of Purchaser (the “Merger Consideration Shares”).

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

On June 4, 2024 the Company entered into an amendment (the “Trust Amendment”) to the investment management trust agreement, as amended on March 13, 2023 and September 8, 2023, by and between the Company and Continental Stock Transfer & Trust Company, to provide the Company with the discretion to extend the date on which to commence liquidating the trust account established in connection with the Company’s initial public offering (the “IPO”) by six (6) times for an additional one month each time from June 13, 2024 to December 13, 2024 by depositing into the trust account the lesser of (i) $50,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of common stock issued in the IPO (each, a “Public Share”) that has not been redeemed for each one-month extension. On each of June 6, 2024, July 8, 2024 and August 1, 2024 the Company deposited $50,000 into the Trust Account in order to extend the amount of time it has available to complete a business combination until September 13, 2024.

On June 4, 2024, in connection with the stockholders vote at the Annual Meeting, 1,686,707 shares were redeemed by certain shareholders at a price of approximately $11.28 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of $19,036,950.

On June 20, 2024, the parties to the Business Combination Agreement entered into an Amendment No. 1 to the Business Combination Agreement (the “Amendment No.1”). The Amendment No.1 serves to amend the Business Combination Agreement to extend the Outside Closing Date (as defined in the Business Combination Agreement) to November 30, 2024.

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

Liquidity and going concern

As of June 30, 2024, the Company had cash balance of $83,663 and working deficit of $3,261,704. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Based on the foregoing, the Company believes it will not have sufficient cash to meet its needs to execute its intended initial Business Combination in the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements.

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

As of the date of this report, the Company has extended 12 times by an additional 1 month each time, and so it now has until September 13, 2024 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees must deposit into the Trust Account the lesser of (i) $50,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of common stock issued in the IPO, on or prior to the date of the applicable deadline. On each of September 8, 2023, October 5, 2023, November 1, 2023, November 29, 2023, January 4, 2024, February 5, 2024, February 27 2024, April 3, 2024, May 6, 2024, the Company has deposited in an amount of $100,000 into the Trust Account in order to extend the amount of available time to complete a business combination until June 13, 2024. On each of June 6, 2024, July 8, 2024 and August 1, 2024, the Company has deposited in an amount of $50,000 into the Trust Account in order to extend the amount of available time to complete a business combination until September 13, 2024. If Company is unable to consummate the Company’s initial business combination by September 13, 2024 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

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

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the audited financial statements and notes thereto included in the Company’s Form 10-K/A for the fiscal year ended December 31, 2023, filed with the SEC on June 3, 2024.

●	Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiary. All significant intercompany transactions and balances between the Company and its subsidiary is eliminated upon consolidation.

A subsidiary is the entity in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

●	Cash and investment held in trust account

At June 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Earnings on these securities is included in dividend income in the accompanying unaudited condensed consolidated statements of operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

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

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stocks subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stocks (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. The Company’s common stocks feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at June 30, 2024 and December 31, 2023, 1,264,184 and 2,950,891 shares of common stock subject to possible redemption, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

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

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 —Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these securities does not entail a significant degree of judgment.

Level 2 —Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by the market through correlation or other means.

Level 3 —Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to the sponsor are estimated to approximate the carrying values as of June 30, 2024 due to the short maturities of such instruments. See Note 7 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Our effective tax rate was 22.83% and 42.10% for the six months ended June 30, 2024 and 2023, respectively. Our effective tax rate was 22.73% and 35.52% for the three months ended June 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the six months ended June 30, 2024 and 2023, due to the valuation allowance on the deferred tax assets.

●	New Law and Changes

On August 16, 2022, the Inflation Reduction (the IR) Act was signed into law, which, beginning in 2023, will impose a 1% excise tax on public company stock buybacks. The company is assessing the potential impact of the Act.

The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of newly issued shares during the taxable year. Redemption rights are ubiquitous to nearly all SPACs. Shareholders have the ability to require the SPAC to repurchase their shares prior to the merger in what is known as a redemption right, essentially getting their money back. There are two possible scenarios in which redemption rights come into play. First, they can be exercised by the shareholders themselves because they are exiting the transaction, or second, they can be triggered because the SPAC did not find a target with which to merge. There will certainly need to be more clarity from the Internal Revenue Service on the application of the excise tax to SPAC redemptions. Until there is further guidance from the IRS, the Company will continue to assess the potential impact of the IR Act. For the six months ended June 30, 2024 and 2023, the Company has incurred $190,370 and $604,113, respectively. For the three months ended June 30, 2024 and 2023, the Company has incurred $190,370 and $0, respectively.

●	Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value. As of June 30, 2024, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 9,896,250 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The net income (loss) per share presented in the unaudited condensed consolidated statements of operations is based on the following:

	For the Six Months ended June 30, 2024		For the Six Months ended June 30, 2023
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$798,010	-	$1,702,147	$-
Total expenses	(274,295)	(261,595)	(1,043,222)	(403,860)
Total allocation to redeemable and non-redeemable ordinary share	$523,715	$(261,595)	$658,928	$(403,860)
Denominators:
Weighted-average shares outstanding	2,765,539	2,637,500	6,813,002	2,637,500
Basic and diluted net income (loss) per share	$0.19	$(0.10)	$0.10	$(0.15)

	For the Three Months ended June 30, 2024		For the Three Months ended June 30, 2023
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$377,360	$-	$576,883	$-
Total expenses	(120,298)	(122,971)	(224,524)	(132,283)
Total allocation to redeemable and non-redeemable ordinary share	$257,062	$(122,971)	$352,359)	$(132,283)
Denominators:
Weighted-average shares outstanding	2,580,186	2,637,500	4,476,636	2,637,500
Basic and diluted net income (loss) per share	$0.10	$(0.05)	$0.08	$(0.05)

●	Related parties

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

As of June 30, 2024 and December 31, 2023, the shares of common stock reflected on the unaudited condensed consolidated balance sheets are disclosed in the following table.

Amount
Gross proceeds	$103,500,000
Less:
Proceeds allocated Public Warrants	(2,572,990)
Proceeds allocated Public Rights	(7,418,984)
Offering costs of Public Shares	(2,511,906)
Plus:
Accretion of carrying value to redemption value - 2021	13,538,880
Accretion of carrying value to redemption value - 2022	1,516,986
Common stock subject to possible redemption as of December 31, 2022	106,051,986
Accretion of carrying value to redemption value - 2023	2,554,640
Share redemption - 2023	(76,551,424)
Common stock subject to possible redemption as of December 31, 2023	32,055,202
Accretion of carrying value to redemption value in the first quarter of 2024	1,348,010
Share redemption - 2024	(19,036,950)

Common stock subject to possible redemption as of June 30, 2024	$14,366,262

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

Advance from a Related Party

As of June 30, 2024 and December 31, 2023, the Company had a temporary advance of $520,500 and $286,007 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from March 4, 2021, to pay Soul Venture Partners LLC a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public shareholders. As of June 30, 2024 and December 31, 2023, the unpaid balance was $310,000 and $250,000, respectively, which included in amount due to related party balance, respectively.

Promissory Note — Related Party

On November 17, 2023, January 24, 2024, March 1, 2024 and April 26, 2024, the Company issued four unsecured promissory notes (the “Notes”) in an amount of $200,000, $420,000, $400,000 and $100,000 to the Sponsor, respectively. These Notes do not bear interest and mature upon the closing of a business combination by the Company. In the event that the Company does not complete an initial business combination by September 13, 2024 (as such deadline may be further extended), the Note shall be deemed to be terminated and no amounts will thereafter be due from the Company to the Sponsor under the Note.

As of June 30, 2024 and December 31, 2023, the Sponsor advanced the Company an aggregate amount of $1,120,000 and $90,000, respectively.

Related Party Extensions Loan

The Company initially had 15 months from the consummation of this offering to consummate the initial business combination. On September 8, 2023 at a special meeting of stockholders, the Company’s stockholders approved an amendment of the Company’s certificate of incorporation and a further amendment to the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, such that the Company has the right to extend the date by which it has to consummate a business combination by nine times for an additional one (1) month each time from September 13, 2023 to June 13, 2024 by depositing into the trust account the lesser of (i) $100,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of Public Share that has not been redeemed for each one-month extension. On each of September 8, 2023, October 5, 2023, November 1, 2023, November 29, 2023, January 4, 2024, February 5, 2024, February 27, 2024, April 3, 2024 and May 6, 2024, the Company has deposited in an amount of $100,000 into the Trust Account in order to extend the amount of available time to complete a business combination until June 13, 2024.

On June 4, 2024 the Company entered into the Trust Amendment to the investment management trust agreement, as amended on March 13, 2023 and September 8, 2023, by and between the Company and Continental Stock Transfer & Trust Company, to provide the Company with the discretion to extend the date on which to commence liquidating the trust account established in connection with the Company’s initial public offering (the “IPO”) by six (6) times for an additional one month each time from June 13, 2024 to December 13, 2024 by depositing into the trust account the lesser of (i) $50,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of common stock issued in the IPO (each, a “Public Share”) that has not been redeemed for each one-month extension.

On each of June 6, 2024, July 8, 2024 and August 1, 2024, the Company has deposited in an amount of $50,000 into the Trust Account in order to extend the amount of available time to complete a business combination until September 13, 2024.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be converted into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Warrants. No Working Capital Loans were issued or outstanding as of June 30, 2024 and December 31, 2023.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Common stocks

The Company is authorized to issue 26,000,000 shares of common stock at par value $0.0001. Holders of the Company’s common stocks are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, 2,637,500 shares of common stocks were issued and outstanding, excluding 1,264,184 and 2,950,891 shares of common stock subject to possible redemption, respectively.

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

Warrants

The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) 15 months (or up to 21 months, if we extend the time to complete a business combination) from the closing of this Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common stock issuable upon exercise of the Public Warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the common stock issuable upon the exercise of the Public Warrants is not effective within 52 business days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act provided that such exemption is available. If an exemption from registration is not available, the holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2024	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$14,366,262	$14,366,262	$-	$-

	December 31, 2023	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$32,055,202	$32,055,202	$-	$-

*	included in cash and investments held in trust account on the Company’s unaudited condensed consolidated balance sheets.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through the date the Company issued the unaudited condensed consolidated financial statements.

On July 8, 2024, the Company deposited $50,000 into the Trust Account in order to extend the amount of available time to complete a business combination until August 13, 2024.

On August 1, 2024, the Company deposited $50,000 into the Trust Account in order to extend the amount of available time to complete a business combination until September 13, 2024.

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

For the six months ended June 30, 2024 we had a net income of $262,120 which was comprised of general and administrative expenses, dividend income and interest income.

For the six months ended June 30, 2023 we had a net income of $255,065, which was comprised of general and administrative expenses, non-redemption agreement expenses and dividend income.

For the three months ended June 30, 2024 we had a net income of $134,091 which was comprised of general and administrative expenses, dividend income and interest income.

For the three months ended June 30, 2023 we had a net income of $220,076 which was comprised of general and administrative expenses, dividend income and interest income.

For the six months ended June 30, 2024 we generated net cash used in operating activities of $691,270, which was comprised of net income of $262,120, interest income and dividend income earned in cash and investments held in trust account of $798,010, change in prepaid expenses of $40,500, change in other receivable of $12,500, change of accrued liabilities of $47,752 and change in income tax payable of $47,752.

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

Liquidity and Capital Resources

As of June 30, 2024, we had cash of $83,663.  Until the consummation of the initial public offering, the only source of liquidity was an initial purchase of common stock by our Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from our Sponsor.

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

Further, subsequently on June 4, 2024 at the annual meeting of stockholders, Inception Growth’s stockholders approved an amendment of Inception Growth’s certificate of incorporation and a further amendment to the Trust Agreement, such that Inception Growth has the right to extend the date by which it has to consummate a business combination by six times for an additional one (1) month each time from June 13, 2024 to December 13, 2024 by depositing into the Trust Account the lesser of (i) $50,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of Public Share that has not been redeemed for each one-month extension. On each of June 6, 2024, July 8, 2024 and August 1, 2024, Inception Growth deposited $50,000 into Inception Growth’s Trust Account in order to extend the amount of time it has available to complete a business combination. Currently, Inception Growth has until September 13, 2024 to complete a business combination.

If the Company does not complete a business combination by September 13, 2024 (or such date as may be extended), the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. If the Company is unable to consummate the Company’s initial business combination by September 13, 2024 (or such date as may be extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a business combination is not consummated by September 13, 2024 (or such date as may be extended). These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2024.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We account for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stocks subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stocks (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stocks are classified as shareholders’ equity. Our common stocks feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of our control. Accordingly, as of June 30, 2023 and December 31, 2023, 1,264,184 and 2,950,891 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

We calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value. As of June 30, 2024, we has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 9,896,250 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and we did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2024, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, our disclosure controls and procedures were not effective.

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

In addition, we are amending the following disclosures of financial statements in the Original 10-K: (a) Note 7 to clarify that the Private Warrants do not allow for transfer to non-permitted transferees; and (b) Note 11 to include a discussion of additional events subsequent to the balance sheet date but before the consolidated financial statements are issued, including, among other things, the various extension payments deposited into the Trust Account in order to extend the time available for the Company to complete a business combination, and certain promissory notes issued by the Company to the Sponsor. The Company filed an amended Form 10-K on June 3, 2024 to rectify the amendments.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of June 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2021, a total of $104,535,351 was held in a trust account established for the benefit of the Company’s public stockholders, which included $103,500,000 of the net proceeds from the IPO (including the exercise of the over-allotment option) and $4,721,250 of the Private Placements and subsequent interest income. Following tax withdrawal, redemptions and extensions, the amount of funds remaining in the trust account as of June 30, 2024 was approximately $14,366,262.

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

INCEPTION GROWTH ACQUISITION LIMITED

Date: August 13, 2024	By:	/s/ Cheuk Hang Chow
	Name:	Cheuk Hang Chow
	Title:	Chief Executive Officer
(Principal Executive Officer)