Form 10-Q
period 2025-03-31
Inception Growth Acquisition Ltd
filed 2025-05-20
CIK 1866838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 23, 2025, there were 2,917,490 shares of common stock of the Registrant, par value $0.0001 per share, issued and outstanding.

INCEPTION GROWTH ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

INCEPTION GROWTH ACQUISITION LIMITED Unaudited Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2025 and 2024

INCEPTION GROWTH ACQUISITION LIMITED

INCEPTION GROWTH ACQUISITION LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$2,791	$4,295
Total current assets	2,791	4,295

Cash and investments held in Trust Account	3,677,297	3,605,750
TOTAL ASSETS	$3,680,088	$3,610,045

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$1,916,419	$1,810,214
Income tax payable	275,267	275,267
Note payable – related party	1,540,000	1,540,000
Amount due to a related party	596,150	503,946
Total current liabilities	4,327,836	4,129,427

Deferred underwriting compensation	2,250,000	2,250,000

TOTAL LIABILITIES	6,577,836	6,379,427

Commitments and contingencies (Note 8)	-	-

Temporary equity:
Common stock, subject to possible redemption: 279,990 and 279,990 shares (at redemption value of $13.13 and $12.88 per share, respectively)	3,677,297	3,605,750

Shareholders’ deficit:
Common stock, $0.0001 par value; 26,000,000 shares authorized; 2,637,500 shares issued and outstanding (excluding 279,990 and 279,990 shares, subject to possible redemption, respectively)	264	264
Accumulated deficit	(6,575,309)	(6,375,396)

Total shareholders’ deficit	(6,575,045)	(6,375,132)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$3,680,088	$3,610,045

See accompanying notes to unaudited condensed consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended March 31, 2025	Three Months ended March 31, 2024

Formation, general and administrative expense	$(166,314)	$(254,518)

Loss from operations	(166,314)	(254,518)

Other income:
Dividend income	37,948	420,650
Total other income	37,948	420,650

(Loss) Income before income taxes	(128,366)	166,132

Income tax expense	-	(38,103)

NET (LOSS) INCOME	$(128,366)	$128,029

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	279,990	2,950,891
Basic and diluted net income per share, common stock subject to possible redemption	$0.08	$0.10

Basic and diluted weighted average shares outstanding, common stock not subject to possible redemption	2,637,500	2,637,500
Basic and diluted net loss per share, common stock not subject to possible redemption	$(0.06)	$(0.05)

See accompanying notes to unaudited condensed consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Three Months Ended March 31, 2025
				Total
	Common stock		Accumulated	shareholders’
	No. of shares	Amount	deficit	deficit
Balance as of January 1, 2025	2,637,500	$264	$(6,375,396)	$(6,375,132)

Accretion of carrying value to redemption value	-	-	(71,547)	(71,547)
Net loss	-	-	(128,366)	(128,366)

Balance as of March 31, 2025	2,637,500	$264	$(6,575,309)	$(6,575,045)

	Three Months Ended March 31, 2024
				Total
	Common stock		Accumulated	shareholders’
	No. of shares	Amount	deficit	deficit
Balance as of January 1, 2024	2,637,500	$264	$(4,235,708)	$(4,235,444)

Accretion of carrying value to redemption value	-	-	(720,650)	(720,650)
Net income	-	-	128,029	128,029

Balance as of March 31, 2024	2,637,500	$264	$(4,828,329)	$(4,828,065)

See accompanying notes to unaudited condensed consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash flows from operating activities
Net (loss) income	$(128,366)	128,029
Adjustments to reconcile net (loss) income to net cash used in operating activities
Interest income and dividend income earned in cash and investments held in Trust Account	(37,948)	(420,650)
Changes in operating assets and liabilities:
Accrued liabilities	106,205	7,492
Income tax payable	-	(91,072)
Net cash used in operating activities	(60,109)	(376,201)

Cash flows from investing activities
Extension payments deposited in Trust Account	(33,599)	(300,000)
Net cash used in investing activities	(33,599)	(300,000)

Cash flows from financing activities
Proceeds from promissory note – related party	-	630,000
Advance from a related party	92,204	30,001
Net cash provided by financing activities	92,204	660,001

NET CHANGE IN CASH	(1,504)	(16,200)

Cash, beginning of year	4,295	60,0440

Cash, end of year	$2,791	$44,240

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$(71,547)	$(720,650)

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

At March 31, 2025, the Company had not yet commenced any operations. All activities through March 31, 2025 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”) and the evaluation of Business Combination candidates. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On October 1, 2024, the Company, AgileAlgo Holdings and Purchaser entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (the “Investor”). Subject to the satisfaction of the conditions set forth in the SEPA, the Investor shall advance to the Company the principal amount of $3,000,000 (the “Pre-Paid Advance”), which shall be evidenced by convertible promissory notes. On November 27, 2024, the Investor agreed not to enforce the referenced termination right prior to January 21, 2025. The SEPA also may be terminated at any time by the mutual written consent of its parties, effective as of the date of such mutual written consent unless otherwise provided in such written consent. As of the date of filing, neither the Company nor Investor has provided notice of any termination or notice of an intention to provide notice of termination.

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

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On December 6, 2024, the Company entered into an amendment (the “Trust Amendment”) to the investment management trust agreement, as amended on March 13, 2023, September 8, 2023 and June 4, 2024, by and between the Company and Continental Stock Transfer & Trust Company, to provide the Company with the discretion to extend the date on which to commence liquidating the trust account established in connection with the Company’s initial public offering (the “IPO”) by six (6) times for an additional one month each time from December 13, 2024 to June 13, 2025 by depositing into the trust account an aggregate amount equal to $0.04 multiplied by the number of common stock issued in the IPO (each, a “Public Share”) that has not been redeemed for each one-month extension. On each of December 12, 2024, January 9, 2025, February 12, 2025, March 12, 2025, April 10, 2025 and May 12, 2025 the Company deposited $11,199 into the Trust Account in order to extend the amount of time it has available to complete a business combination until June 13, 2025.

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

On March 27, 2025, the parties to the Business Combination Agreement entered into an Amendment No. 3 to the Business Combination Agreement (the “Amendment No. 3”). The Amendment No. 3 serves to amend the Business Combination Agreement to extend the Outside Closing Date (as defined in the Business Combination Agreement) to May 31, 2025. The Amendment No. 3 further amends the Business Combination Agreement that the Company may terminate the Business Combination Agreement by giving notice to IGTA if the common stock of IGTA has become delisted from Nasdaq and either the Parent Common Stock is, or the Purchaser Ordinary Shares are, not relisted on Nasdaq or the New York Stock Exchange on or prior to the Outside Closing Date. The Amendment No. 3 further provides for IGTA’s consent to and related waivers regarding certain transfers and issuances of Company ordinary shares as required by Section 7.1 of the Business Combination Agreement.

On May 6, 2025, the parties to the Business Combination Agreement entered into an Amendment No. 4 to the Business Combination Agreement (the “Amendment No. 4”), which serves to amend the Business Combination Agreement to extend the Outside Closing Date to July 31, 2025. The Amendment No. 4 further provides for IGTA’s consent to and related waivers regarding certain transfers and issuances of Company ordinary shares as required by Section 7.1 of the Business Combination Agreement.

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

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity and going concern

As of March 31, 2025, the Company had cash balance of $2,791, working capital deficit of $4,295,045 and total current liabilities of $4,327,836. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Based on the foregoing, the Company believes it will not have sufficient cash to meet its needs to execute its intended initial Business Combination in the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements.

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

As of the date of this report, the Company has extended 21 times by an additional 1 month each time, and so it now has until June 13, 2025 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees must deposit into the Trust Account the lesser of (i) $50,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of common stock issued in the IPO, on or prior to the date of the applicable deadline. On each of September 8, 2023, October 5, 2023, November 1, 2023, November 29, 2023, January 4, 2024, February 5, 2024, February 27, 2024, April 3, 2024, May 6, 2024, the Company has deposited in an amount of $100,000 into the Trust Account in order to extend the amount of available time to complete a business combination until June 13, 2024. On each of June 6, 2024, July 8, 2024, August 1, 2024, September 5, 2024, October 2, 2024 and November 12, 2024, the Company has deposited in an amount of $50,000 into the Trust Account in order to extend the amount of available time to complete a business combination until December 13, 2024. On each of December 12, 2024, January 9, 2025, February 12, 2025, March 12, 2025, April 10, 2025 and May 12, 2025, the Company has deposited in an amount of $11,199 into the Trust Account in order to extend the amount of available time to complete a business combination until June 13, 2025. If Company is unable to consummate the Company’s initial business combination by June 13, 2025 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 26, 2024.

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

The accompanying unaudited condensed consolidated financial statements reflect the activities of the Company and the following entity:

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

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

●	Cash and investment held in trust account

At March 31, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Earnings on these securities is included in dividend income in the accompanying unaudited condensed consolidated statements of operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

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

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As the warrants issued upon the IPO and private placements meet the criteria for equity classification under ASC 480, therefore, the warrants are classified as equity.

●	Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stocks subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stocks (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. The Company’s common stocks feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at March 31, 2025 and December 31, 2024, 279,990 and 279,990 shares of common stock subject to possible redemption, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.

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

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In certain cases the input used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to the sponsor are estimated to approximate the carrying values as of March 31, 2025 and December 31, 2024, due to the short maturities of such instruments.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$3,677,297	$3,677,297	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$3,605,750	$3,605,750	$-	$-

●	Income taxes

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Our effective tax rate was 20.46% and 22.9% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2025 and 2024, due to the valuation allowance on the deferred tax assets.

●	Inflation Reduction Act

On August 16, 2022, the Inflation Reduction (the IR) Act was signed into law, which, beginning in 2023, will impose a 1% excise tax on public company stock buybacks. The company is assessing the potential impact of the Act.

The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of newly issued shares during the taxable year. Redemption rights are ubiquitous to nearly all SPACs. Shareholders have the ability to require the SPAC to repurchase their shares prior to the merger in what is known as a redemption right, essentially getting their money back. There are two possible scenarios in which redemption rights come into play. First, they can be exercised by the shareholders themselves because they are exiting the transaction, or second, they can be triggered because the SPAC did not find a target with which to merge. There will certainly need to be more clarity from the Internal Revenue Service on the application of the excise tax to SPAC redemptions. Until there is further guidance from the IRS, the Company will continue to assess the potential impact of the IR Act. For the three months ended March 31, 2025 and 2024, no excise taxes was incurred. As of March 31, 2025 and December 31, 2024, excise tax payable amounted to $1,069,666 and $1,069,666, respectively, included in accrued liabilities in the unaudited condensed consolidated balance sheets.

●	Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value. As of March 31, 2025 and December 31, 2024, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 9,896,250 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The net income per share presented in the unaudited condensed consolidated statements of operations is based on the following:

	For the Three Months ended March 31, 2025
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$37,948	$-
Total expenses	(15,961)	(150,353)
Total allocation to redeemable and non-redeemable ordinary share	$21,987	$(150,353)
Denominators:
Weighted-average shares outstanding	279,990	2,637,500
Basic and diluted net income (loss) per share	$0.08	$(0.06)

	For the Three Months ended March 31, 2024
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Net income	$420,650	$-
Accretion of carrying value to redemption value	(134,396)	(120,122)
Allocation of net income (loss)	$286,254	$(120,122)
Denominators:
Weighted-average shares outstanding	2,950,891	2,637,500
Basic and diluted net income (loss) per share	$0.10	$(0.05)

●	Related parties

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

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2025 and December 31, 2024, the shares of common stock subject to possible redemption reflected on the unaudited condensed consolidated balance sheets are disclosed in the following table.

Amount
Gross proceeds	$103,500,000
Less:
Proceeds allocated Public Warrants	(2,572,990)
Proceeds allocated Public Rights	(7,418,984)
Offering costs of Public Shares	(2,511,906)
Plus:
Accretion of carrying value to redemption value - 2021	13,538,880
Accretion of carrying value to redemption value - 2022	1,516,986
Common stock subject to possible redemption as of December 31, 2022	106,051,986
Accretion of carrying value to redemption value - 2023	2,554,640
Share redemption - 2023	(76,551,424)
Common stock subject to possible redemption as of December 31, 2023	32,055,202
Accretion of carrying value to redemption value - 2024	1,965,600
Share redemption - 2024	(30,415,052)

Common stock subject to possible redemption as of December 31, 2024	$3,605,750
Accretion of carrying value to redemption value of the first quarter of 2025	71,547

Common stock subject to possible redemption as of March 31, 2025	3,677,297

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Advance from a Related Party

As of March 31, 2025 and December 31, 2024, the Company had a temporary advance of $596,150 and $503,946 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from March 4, 2021, to pay Soul Venture Partners LLC a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public shareholders. For the three months ended March 31, 2025 and 2024, the Company incurred $30,000 and $30,000 in fees for these services included in formation, general and administrative expenses in the unaudited condensed consolidated statements of operations, respectively. As of March 31, 2025 and December 31, 2024, the unpaid balance was $400,000 and $370,000, respectively, which included in amount due to a related party balance, respectively.

Promissory Note — Related Party

On November 17, 2023, January 24, 2024, March 1, 2024, April 26, 2024 and September 30, 2024, the Company issued five unsecured promissory notes (the “Notes”) in an amount of $200,000, $420,000, $400,000, $100,000 and $420,000 to the Sponsor, respectively. These Notes do not bear interest and mature upon the closing of a business combination by the Company. In the event that the Company does not complete an initial business combination by June 13, 2025 (as such deadline may be further extended), the Note shall be deemed to be terminated and no amounts will thereafter be due from the Company to the Sponsor under the Note.

As of March 31, 2025 and December 31, 2024, the Sponsor advanced the Company an aggregate amount of $1,540,000 and $1,540,000, respectively.

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On September 8, 2023 at a special meeting of stockholders, the Company’s stockholders approved an amendment of the Company’s certificate of incorporation and a further amendment to the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, such that the Company has the right to extend the date by which it has to consummate a business combination by six times for an additional one (1) month each time from December 13, 2024 to June 13, 2025 by depositing into the trust account an aggregate amount equal to $0.04 multiplied by the number of common stock issued in the IPO (each, a “Public Share”) that has not been redeemed for each one-month extension. On each of December 12, 2024, January 9, 2025, February 12, 2025, March 12, 2025, April 10, 2025 and May 12, 2025, the Company deposited $11,199 into the Trust Account in order to extend the amount of time it has available to complete a business combination until June 13, 2025.

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

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be converted into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Warrants. No Working Capital Loans were issued or outstanding as of March 31, 2025 and December 31, 2024.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Common stocks

The Company is authorized to issue 26,000,000 shares of common stock at par value $0.0001. Holders of the Company’s common stocks are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, 2,637,500 shares of common stocks were issued and outstanding, excluding 279,990 and 279,990 shares of common stock subject to possible redemption, respectively.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 7 – SEGMENT INFORMATION

ASC Topic 280, Segment Reporting, establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which includes formation and operating costs and dividend earned on investments held in Trust Account which are included in the accompanying unaudited condensed consolidated statements of operations.

The key measures of segment profit or loss reviewed by the CODM are earned on investments held in Trust Account and formation and operating costs. The CODM reviewed earned on investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 9 – INCOME TAX

As of March 31, 2025 and December 31, 2024, the Company’s net deferred tax assets are as follows:

	March 31, 2025	December 31, 2024
Deferred tax asset:
Organizational costs/Startup expenses	$285,894	$285,200
Net operating loss	-	-
Total deferred tax asset	285,894	285,200
Valuation allowance	(285,894)	(285,200)
Deferred tax asset, net of allowance	$-	$-

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision for the three months ended March 31, 2025 and 2024, consists of the following:

	2025	2024
Federal
Current	$—	$38,103
Deferred	(694)	(3,214)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	694	3,214

Income tax provision	$—	$38,103

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amount become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the three months ended March 31, 2025 and 2024, the change in valuation allowance was $694 and $3,214, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at March 31, 2025 and December 31, 2024, consists of the following:

	March 31, 2025	December 31, 2024
Statutory federal income tax rate	21.0%	21.0%
Change in valuation allowance	(0.54)%	1.3%
Adjustment to prior year taxes	-%	(11.4)%
Effective Tax Rate	20.46%	10.9%

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2025 and 2024, primarily due to the change in prior year taxes and valuation allowance on the deferred tax assets.

As of March 31, 2025 and December 31, 2024, the Company did not have any of U.S. federal and state net operating loss carryovers available to offset future taxable income.

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

On April 10, 2025, the Company deposited $11,199 into the Trust Account to extend the amount of available time to complete a business combination until May 13, 2025.

On May 6, 2025, the parties to the Business Combination Agreement entered into an Amendment No. 4 to the Business Combination Agreement (the “Amendment No. 4”), which serves to amend the Business Combination Agreement to extend the Outside Closing Date to July 31, 2025. The Amendment No. 4 further provides for IGTA’s consent to and related waivers regarding certain transfers and issuances of Company ordinary shares as required by Section 7.1 of the Business Combination Agreement.

On May 12, 2025, the Company deposited $11,199 into the Trust Account to extend the amount of available time to complete a business combination until June 13, 2025.

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

For the three months ended March 31, 2025 we had a net loss of $128,366 which was comprised of general and administrative expenses, dividend income and interest income.

For the three months ended March 31, 2024 we had a net income of $128,029 which was comprised of general and administrative expenses, dividend income and interest income.

For the three months ended March 31, 2025 we generated net cash used in operating activities of $60,109, which was comprised of net loss of $128,366, interest income and dividend income earned in cash and investments held in trust account of $37,948 and change of accrued liabilities of $106,205.

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

As of March 31, 2025, we had cash of $2,791 and investments held in the Trust Account of $3,677,297. Until the consummation of the IPO, the only source of liquidity was an initial purchase of ordinary shares by our Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from our Sponsor.

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

As of March 31, 2025, we had cash outside our Trust Account of $2,791 and marketable securities held in the Trust Account of $3,677,297, respectively.

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

The Company initially had 15 months from the consummation of this offering to consummate the initial business combination. As approved by the Company’s stockholders at various meetings of Stockholders held on March 13, 2023, June 4, 2024, and December 6, 2024, the Company amended its certificate of incorporation and/or the Trust Agreement such that the Company has the right to extend the date by which it has to consummate a business combination. As of the date of this report, the Company has extended 19 times by an additional 1 month each time, and so it now has until June 13, 2025 to consummate a business combination. If the Company does not complete a business combination by June 13, 2025, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 24 months from the consummation of the Public Offering to complete a business combination).

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

In addition, subsequently on December 6, 2024 at the special meeting of stockholders, Inception Growth’s stockholders approved an amendment of Inception Growth’s certificate of incorporation and a further amendment to the Trust Agreement, such that Inception Growth has the right to extend the date by which it has to consummate a business combination by six (6) times for an additional one month each time from December 13, 2024 to June 13, 2025 by depositing into the trust account an aggregate amount equal to $0.04 multiplied by the number of common stock issued in the IPO (each, a “Public Share”) that has not been redeemed for each one-month extension. On each of December 12, 2024, January 9, 2025, February 12, 2025, March 12, 2025, April 10, 2025 and May 12, 2025, the Company deposited $11,199 into the Trust Account in order to extend the amount of time it has available to complete a business combination. Currently, Inception Growth has until June 13, 2025 to complete a business combination.

If Company is unable to consummate the Company’s initial business combination by June 13, 2025 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public warrants and public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if the business combination is not consummated by June 13, 2025 (unless further extended).   These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2025.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We account for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stocks subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stocks (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stocks are classified as shareholders’ equity. Our common stocks feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of our control. Accordingly, as of March 31, 2025 and December 31, 2024, 279,990 and 279,990 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed consolidated balance sheet.

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

We calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value. As of March 31, 2025, we has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 9,896,250 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and we did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2025, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of March 31, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2021, a total of $104,535,351 was held in a trust account established for the benefit of the Company’s public stockholders, which included $103,500,000 of the net proceeds from the IPO (including the exercise of the over-allotment option) and $4,721,250 of the Private Placements and subsequent interest income. Following tax withdrawal, redemptions and extensions, the amount of funds remaining in the trust account as of March 31, 2025 was approximately $3,677,297.

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

INCEPTION GROWTH ACQUISITION LIMITED

Date: May 20, 2025	By:	/s/ Cheuk Hang Chow
	Name:	Cheuk Hang Chow
	Title:	Chief Executive Officer
(Principal Executive Officer)