Form 10-Q
period 2025-09-30
Inception Growth Acquisition Ltd
filed 2025-11-19
CIK 1866838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of  November 19, 2025, there were 2,814,062 shares of common stock of the Registrant, par value $0.0001 per share, issued and outstanding.

INCEPTION GROWTH ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

INCEPTION GROWTH ACQUISITION LIMITED

INCEPTION GROWTH ACQUISITION LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$9,063	$4,295
Prepaid expenses	5,610	-
Other receivable	50,000	-
Total current assets	64,673	4,295

Cash and investments held in Trust Account	2,200,644	3,605,750
TOTAL ASSETS	$2,265,317	$3,610,045

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$1,891,811	$1,810,214
Other payable – related party	352,500	-
Income tax payable	194,267	275,267
Note payable – related party	1,540,000	1,540,000
Amount due to a related party	924,240	503,946
Total current liabilities	4,902,818	4,129,427

Deferred underwriting compensation	2,250,000	2,250,000

TOTAL LIABILITIES	7,152,818	6,379,427

Commitments and contingencies (Note 8)	-	-

Temporary equity:
Common stock, subject to possible redemption: 176,662 and 279,990 shares (at redemption value of $12.46 and $12.88 per share, respectively)	2,200,644	3,605,750

Shareholders’ deficit:
Common stock, $0.0001 par value; 26,000,000 shares authorized; 2,637,500 shares issued and outstanding (excluding 176,662 and 279,990 shares, subject to possible redemption, respectively)	264	264
Accumulated deficit	(7,088,409)	(6,375,396)

Total shareholders’ deficit	(7,088,145)	(6,375,132)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$2,265,317	$3,610,045

See accompanying notes to unaudited condensed consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended September 30, 2025	Three Months ended September 30, 2024	Nine Months ended September 30, 2025	Nine Months ended September 30, 2024

Formation, general and administrative expense	$(290,485)	$(209,215)	$(960,607)	$(667,558)

Loss from operations	(290,485)	(209,215)	(960,607)	(667,558)

Other income:
Dividend income	22,572	187,825	93,821	985,835
Total other income	22,572	187,825	93,821	985,835

(Loss) Income before income taxes	(267,913)	(21,390)	(866,786)	318,277

Income tax expense	-	22,204	-	(55,343)

NET (LOSS) INCOME	$(267,913)	$814	$(866,786)	$262,934

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	176,662	1,264,184	235,707	2,261,434
Basic and diluted net income per share, common stock subject to possible redemption	$0.02	$0.10	$0.06	$0.29

Basic and diluted weighted average shares outstanding, common stock not subject to possible redemption	2,637,500	2,637,500	2,637,500	2,637,500
Basic and diluted net loss per share, common stock not subject to possible redemption	$(0.10)	$(0.05)	$(0.33)	$(0.15)

See accompanying notes to unaudited condensed consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Three and Nine Months Ended September 30, 2025
	Common stock			Total
	No. of shares	Amount	Accumulated deficit	shareholders’ deficit
Balance as of January 1, 2025	2,637,500	$264	$(6,375,396)	$(6,375,132)

Accretion of carrying value to redemption value	-	-	(71,547)	(71,547)
Net loss	-	-	(128,366)	(128,366)
Balance as of March 31, 2025	2,637,500	$264	$(6,575,309)	$(6,575,045)

Accretion of carrying value to redemption value	-	-	300,031	300,031
Excise tax payable attributable to redemption of common stock	-	-	(12,389)	(12,389)
Net loss	-	-	(470,507)	(470,507)

Balance as of June 30, 2025	2,637,500	$264	$(6,758,174)	$(6,757,910)

Accretion of carrying value to redemption value	-	-	(62,322)	(62,322)
Net loss	-	-	(267,913)	(267,913)

Balance as of September 30, 2025	2,637,500	$264	$(7,088,409)	$(7,088,145)

	Three and Nine Months Ended September 30, 2024
	Common stock			Total
	No. of shares	Amount	Accumulated deficit	shareholders’ deficit
Balance as of January 1, 2024	2,637,500	$264	$(4,235,708)	$(4,235,444)

Accretion of carrying value to redemption value	-	-	(720,650)	(720,650)
Net income	-	-	128,029	128,029
Balance as of March 31, 2024	2,637,500	$264	$(4,828,329)	$(4,828,065)

Accretion of carrying value to redemption value	-	-	(627,360)	(627,360)
Excise tax payable attributable to redemption of common stock	-	-	(190,370)	(190,370)
Net income	-	-	134,091	134,091

Balance as of June 30, 2024	2,637,500	$264	$(5,511,968)	$(5,511,704)

Accretion of carrying value to redemption value	-	-	(337,825)	(337,825)
Net income	-	-	814	814

Balance as of September 30, 2024	2,637,500	$264	$(5,848,979)	$(5,848,715)

See accompanying notes to unaudited condensed consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cash flows from operating activities
Net (loss) income	$(866,786)	$262,934
Adjustments to reconcile net (loss) income to net cash used in operating activities
Interest income and dividend income earned in cash and investments held in Trust Account	(93,821)	(985,835)
Changes in operating assets and liabilities:
Prepaid expenses	(5,610)	(20,250)
Other receivable	50,000	-
Accrued liabilities	69,208	(17,455)
Income tax payable	(81,000)	(76,832)
Net cash used in operating activities	(928,009)	(837,438)

Cash flows from investing activities
Cash withdrawn from Trust Account in connection to redemption	1,238,944	19,036,950
Cash withdrawn from Trust Account issued to pay taxes	318,981	-
Cash withdrawn from Trust Account for dissolution expenses	(50,000)	-
Extension payments deposited in Trust Account	(108,998)	(700,000)
Net cash provided by investing activities	1,398,927	18,336,950

Cash flows from financing activities
Redemption of common stock	(1,238,944)	(19,036,950)
Proceeds from promissory note – related party	-	1,400,000
Proceeds from other payable – related party	352,500	-
Advance from a related party	420,294	88,293
Net cash used in financing activities	(466,150)	(17,548,657)

NET CHANGE IN CASH	4,768	(49,145)

Cash, beginning of period	4,295	60,440

Cash, end of period	$9,063	$11,295

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$166,162	$(1,685,835)
Excise tax payable attributable to redemption of common stock	$12,389	$190,370

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

At September 30, 2025, the Company had not yet commenced any operations. All activities through September 30, 2025 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”) and the evaluation of Business Combination candidates. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($12.46 per Public Share) in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 8). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The common stock will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

On June 13, 2023, 1,271,510 shares of common stock were transferred by the Sponsor in connection with the Non-Redemption Agreements. The Company performed a valuation of the shares of common stock the Sponsor agreed to transfer to the non-redeeming third parties and determined the shares had a value of $452,026. This amount was recorded as non-redemption agreement expense in the statements of income.

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

On June 5, 2025, the Company entered into an amendment (the “Trust Amendment”) to the investment management trust agreement, as amended on March 13, 2023, September 8, 2023 and June 4, 2024, December 6, 2024, by and between the Company and Continental Stock Transfer & Trust Company, to provide the Company with the discretion to extend the date on which to commence liquidating the trust account established in connection with the Company’s initial public offering (the “IPO”) by four (4) times for an additional one month each time from June 13, 2025 to October 13, 2025 by depositing into the trust account an aggregate amount equal to $0.075 multiplied by the number of common stock issued in the IPO (each, a “Public Share”) that has not been redeemed for each one-month extension. On each of June 13, 2025, July 7, 2025, August 11, 2025 and September 10, 2025, the Company deposited $13,250 into the Trust Account in order to extend the amount of time it has available to complete a business combination until October 13, 2025.

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

On July 31, 2025, the parties to the Business Combination Agreement entered into an Amendment No. 5 to the Business Combination Agreement (the “Amendment No. 5”), which serves to amend the Business Combination Agreement to extend the Outside Closing Date to October 14, 2025. The Amendment No. 5 further amends the Earnout Period do as to begin on October 1, 2025 and conclude at the end of the third fiscal quarter thereafter (i.e., June 30, 2026).

On August 7, 2025, the parties to the Business Combination Agreement entered into Amendment No. 6 to the Business Combination Agreement (the “Amendment No. 6”), which serves to amend the Business Combination Agreement to amend the Earnout Period so as to begin on April 1, 2026 and conclude at the end of the third fiscal quarter thereafter (i.e., December 31, 2026).

On October 9, 2025, the Company entered into an amendment (the “Trust Amendment”) to the investment management trust agreement, as amended on March 13, 2023, September 8, 2023 and June 4, 2024, December 6, 2024 and June 5, 2025, by and between the Company and Continental Stock Transfer & Trust Company, to provide the Company with the discretion to extend the date on which to commence liquidating the trust account established in connection with the Company’s initial public offering (the “IPO”) by four (4) times for an additional one month each time from October 13, 2025 to February 13, 2026 by depositing into the trust account an aggregate amount equal to $0.075 multiplied by the number of common stock issued in the IPO (each, a “Public Share”) that has not been redeemed for each one-month extension. On each of October 9, 2025 and November 10, 2025, the Company deposited $13,242 into the Trust Account in order to extend the amount of time it has available to complete a business combination until December 13, 2025.

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

Liquidity and going concern

As of September 30, 2025, the Company had cash balance of $9,063, working capital deficit of $4,838,145 and total current liabilities of $4,902,818. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Based on the foregoing, the Company believes it will not have sufficient cash to meet its needs to execute its intended initial Business Combination in the next twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements.

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

As of the date of this report, the Company has extended 24 times by an additional 1 month each time, and so it now has until December 13, 2025 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees must deposit into the Trust Account the lesser of (i) $50,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of common stock issued in the IPO, on or prior to the date of the applicable deadline. On each of September 8, 2023, October 5, 2023, November 1, 2023, November 29, 2023, January 4, 2024, February 5, 2024, February 27, 2024, April 3, 2024, May 6, 2024, the Company has deposited in an amount of $100,000 into the Trust Account in order to extend the amount of available time to complete a business combination until June 13, 2024. On each of June 6, 2024, July 8, 2024, August 1, 2024, September 5, 2024, October 2, 2024 and November 12, 2024, the Company has deposited in an amount of $50,000 into the Trust Account in order to extend the amount of available time to complete a business combination until December 13, 2024. On each of December 12, 2024, January 9, 2025, February 12, 2025, March 12, 2025, April 10, 2025 and May 12, 2025, the Company has deposited in an amount of $11,199 into the Trust Account in order to extend the amount of available time to complete a business combination until June 13, 2025. On each of June 10, 2025, July 7, 2025, August 11, 2025 and September 10, 2025, the Company has deposited in an amount of $13,250 into the Trust Account in order to extend the amount of available time to complete a business combination until October 13, 2025. On each of October 9, 2025 and November 10, 2025, the Company has deposited in an amount of $13,242 into the Trust Account in order to extend the amount of available time to complete a business combination until December 13, 2025 If Company is unable to consummate the Company’s initial business combination by December 13, 2025 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

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

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for the interim period ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 26, 2025.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025 and December 31, 2024.

●	Cash and investment held in trust account

At September 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Earnings on these securities is included in dividend income in the accompanying unaudited condensed consolidated statements of operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

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

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stocks subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stocks (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. The Company’s common stocks feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at September 30, 2025 and December 31, 2024, 176,662 and 279,990 shares of common stock subject to possible redemption, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to the sponsor are estimated to approximate the carrying values as of September 30, 2025 and December 31, 2024, due to the short maturities of such instruments.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$2,200,644	$2,200,644	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$3,605,750	$3,605,750	$-	$-

●	Income taxes

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Our effective tax rate was 20.40% and 22.62% for the nine months ended September 30, 2025 and 2024, respectively. Our effective tax rate was 20.80% and 26.01% for the three months ended September 30, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2025 and 2024, due to the valuation allowance on the deferred tax assets.

●	Inflation Reduction Act

On August 16, 2022, the Inflation Reduction (the IR) Act was signed into law, which, beginning in 2023, will impose a 1% excise tax on public company stock buybacks. The company is assessing the potential impact of the Act.

The IR Act imposes 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of newly issued shares during the taxable year. Redemption rights are ubiquitous to nearly all SPACs. Shareholders have the ability to require the SPAC to repurchase their shares prior to the merger in what is known as a redemption right, essentially getting their money back. There are two possible scenarios in which redemption rights come into play. First, they can be exercised by the shareholders themselves because they are exiting the transaction, or second, they can be triggered because the SPAC did not find a target with which to merge. There will certainly need to be more clarity from the Internal Revenue Service on the application of the excise tax to SPAC redemptions. Until there is further guidance from the IRS, the Company will continue to assess the potential impact of the IR Act. For the nine months ended September 30, 2025 and 2024, the Company has incurred $12,389 and $190,370, respectively. For the three months ended September 30, 2025 and 2024, no excise taxes was incurred. As of September 30, 2025 and December 31, 2024, excise tax payable amounted to $1,082,055 and $1,069,666, respectively, included in accrued liabilities in the unaudited condensed consolidated balance sheets.

●	Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value. As of September 30, 2025 and December 31, 2024, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 9,896,250 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The net income (loss) per share presented in the unaudited condensed consolidated statements of operations is based on the following:

	For the Nine Months ended September 30, 2025		For the Nine Months ended September 30, 2024
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$93,821	-	$985,835	$-
Total expenses	(78,804)	(881,803)	(333,704)	(389,197)
Total allocation to redeemable and non-redeemable ordinary share	$15,017	$(881,803)	$652,131	$(389,197)
Denominators:
Weighted-average shares outstanding	235,707	2,637,500	2,261,434	2,637,500
Basic and diluted net income (loss) per share	$0.06	$(0.33)	$0.29	$(0.15)

	For the Three Months ended September 30, 2025		For the Three Months ended September 30, 2024
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$22,572	$-	$187,825	$-
Total expenses	(18,236)	(272,249)	(60,593)	(126,418)
Total allocation to redeemable and non-redeemable ordinary share	$4,336	$(272,249)	$127,232	$(126,418)
Denominators:
Weighted-average shares outstanding	176,662	2,637,500	1,264,184	2,637,500
Basic and diluted net income (loss) per share	$0.02	$(0.10)	$0.10	$(0.05)

●	Related parties

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

As of September 30, 2025 and December 31, 2024, the shares of common stock subject to possible redemption reflected on the unaudited condensed consolidated balance sheets are disclosed in the following table.

Amount
Gross proceeds	$103,500,000
Less:
Proceeds allocated Public Warrants	(2,572,990)
Proceeds allocated Public Rights	(7,418,984)
Offering costs of Public Shares	(2,511,906)
Plus:
Accretion of carrying value to redemption value - 2021	13,538,880
Accretion of carrying value to redemption value - 2022	1,516,986
Common stock subject to possible redemption as of December 31, 2022	106,051,986
Accretion of carrying value to redemption value - 2023	2,554,640
Share redemption - 2023	(76,551,424)
Common stock subject to possible redemption as of December 31, 2023	32,055,202
Accretion of carrying value to redemption value - 2024	1,965,600
Share redemption - 2024	(30,415,052)

Common stock subject to possible redemption as of December 31, 2024	$3,605,750
Accretion of carrying value to redemption value - 2025	(166,162)
Share redemption - 2025	(1,238,944)

Common stock subject to possible redemption as of September 30, 2025	$2,200,644

NOTE 4 – PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the underwriters purchased an aggregate of 4,721,250 Warrants at a price of $1.00 per Warrant, ($4,721,250 in the aggregate), in each case, in a private placement that will occur simultaneously with the closing of the Initial Public Offering (the “Private Warrants”). Each Private Warrant is exercisable to purchase one share of common stock at a price of $11.50 per whole share. The Private Warrants may only be exercised for a whole number of shares. The proceeds from the sale of the Private Placement Warrants will be added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On March 4, 2021, the Company issued an aggregate of 2,587,500 founder shares to the initial shareholder for an aggregate purchase price of $25,000.

On December 13, 2021, the Company issued an aggregate of 50,000 representative shares to the underwriter.

Advance from a Related Party

As of September 30, 2025 and December 31, 2024, the Company had a temporary advance of $924,240 and $503,946 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

Other payable

As of September 30, 2025 and December 31, 2024, the Company had a temporary advance of $352,500 and $0 from AgileAlgo, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from March 4, 2021, to pay Soul Venture Partners LLC a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public shareholders. For the nine months ended September 30, 2025 and 2024, the Company incurred $90,000 and $90,000 in fees for these services. For the three months ended September 30, 2025 and 2024, the Company incurred $30,000 and $30,000 in fees for these services included in formation, general and administrative expenses in the unaudited condensed consolidated statements of operations, respectively. As of September 30, 2025 and December 31, 2024, the unpaid balance was $460,000 and $370,000, respectively, which included in amount due to a related party balance, respectively.

Promissory Note — Related Party

On November 17, 2023, January 24, 2024, March 1, 2024, April 26, 2024 and September 30, 2024, the Company issued five unsecured promissory notes (the “Notes”) in an amount of $200,000, $420,000, $400,000, $100,000 and $420,000 to the Sponsor, respectively. These Notes do not bear interest and mature upon the closing of a business combination by the Company. In the event that the Company does not complete an initial business combination by Deecember 13, 2025 (as such deadline may be further extended), the Note shall be deemed to be terminated and no amounts will thereafter be due from the Company to the Sponsor under the Note.

As of September 30, 2025 and December 31, 2024, the Sponsor advanced the Company an aggregate amount of $1,540,000 and $1,540,000, respectively.

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

On each of June 10, 2025, July 7, 2025, August 11, 2025 and September 10, 2025, the Company deposited $13,250 into the Trust Account in order to extend the amount of time it has available to complete a business combination until October 13, 2025.

On October 9, 2025, the Company entered into the Trust Amendment to the investment management trust agreement, as amended on March 13, 2023, September 8, 2023 and June 4, 2024, December 6, 2024 and June 5, 2025, by and between the Company and Continental Stock Transfer & Trust Company, to provide the Company with the discretion to extend the date on which to commence liquidating the trust account established in connection with the Company’s IPO by four (4) times for an additional one month each time from October 13, 2025 to February 13, 2026 by depositing into the trust account an aggregate amount equal to $0.075 multiplied by the number of Public Share that has not been redeemed for each one-month extension. On each of October 9, 2025 and November 10, 2025, the Company deposited $13,242 into the Trust Account in order to extend the amount of time it has available to complete a business combination until December 13, 2025.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be converted into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Warrants. No Working Capital Loans were issued or outstanding as of September 30, 2025 and December 31, 2024.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Common stocks

The Company is authorized to issue 26,000,000 shares of common stock at par value of $0.0001. Holders of the Company’s common stocks are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, 2,637,500 shares of common stocks were issued and outstanding, excluding 176,662 and 279,990 shares of common stock subject to possible redemption, respectively.

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

NOTE 9 — INCOME TAX

As of September 30, 2025 and December 31, 2024, the Company’s net deferred tax assets are as follows:

	September 30, 2025	December 31, 2024
Deferred tax asset:
Organizational costs/Startup expenses	$290,621	$285,200
Net operating loss	-	-
Total deferred tax asset	290,621	285,200
Valuation allowance	(290,621)	(285,200)
Deferred tax asset, net of allowance	$-	$-

The income tax provision for the nine months ended September 30, 2025 and 2024, consists of the following:

	2025	2024
Federal
Current	$—	$38,103
Deferred	(5,420)	(3,214)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	5,420	3,214

Income tax provision	$—	$38,103

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amount become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the nine months ended September 30, 2025 and 2024, the change in valuation allowance was $4,809 and $3,214, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at September 30, 2025 and December 31, 2024, consists of the following:

	September 30, 2025	December 31, 2024
Statutory federal income tax rate	21.0%	21.0%
Change in valuation allowance	(0.6)%	1.3%
Adjustment to prior year taxes	-%	(11.4)%
Effective tax rate	20.4%	10.9%

The effective tax rate differs from the statutory tax rate of 21% for the nine months ended September 30, 2025 and 2024, primarily due to the change in prior year taxes and valuation allowance on the deferred tax assets.

As of September 30, 2025 and December 31, 2024, the Company did not have any of U.S. federal and state net operating loss carryovers available to offset future taxable income.

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

On October 9, 2025, the Company entered into the Trust Amendment to the investment management trust agreement, as amended on March 13, 2023, September 8, 2023 and June 4, 2024, December 6, 2024 and June 5, 2025, by and between the Company and Continental Stock Transfer & Trust Company, to provide the Company with the discretion to extend the date on which to commence liquidating the trust account established in connection with the Company’s IPO by four (4) times for an additional one month each time from October 13, 2025 to February 13, 2026 by depositing into the trust account an aggregate amount equal to $0.075 multiplied by the number of Public Share that has not been redeemed for each one-month extension.

On October 9, 2025, the Company deposited $13,242 into the Trust Account in order to extend the amount of time it has available to complete a business combination until November 13, 2025.

On October 9, 2025, the Company filed the fifth amendment to the amended and restated certificate of incorporation (the “Charter Amendment”), giving the Company the right to extend the date by which the Company has to consummate a business combination from October 13, 2025 (the date that is 46 months from the closing date of the IPO) to February 13, 2026 (the date that is 50 months from the closing date of the IPO).

On October 9, 2025, in connection with the stockholders vote at the Special Meeting, 100 shares of common stock were tendered for redemption.

On November 10, 2025, the Company deposited $13,242 into the Trust Account in order to extend the amount of time it has available to complete a business combination until December 13, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Inception Growth Acquisition Limited. References to our “management” or our “management team” refer to our officers and directors. References to the “Sponsor” refer to Soul Venture Partners LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

For the three months ended September 30, 2025 we had a net loss of $267,913 which was comprised of general and administrative expenses and dividend income.

For the nine months ended September 30, 2025 we had a net loss of $866,786 which was comprised of general and administrative expenses and dividend income.

For the three months ended September 30, 2024 we had a net income of $814 which was comprised of general and administrative expenses, income tax expense and dividend income.

For the nine months ended September 30, 2024 we had a net income of $262,934 which was comprised of general and administrative expenses, income tax expense and dividend income.

For the nine months ended September 30, 2025 we generated net cash used in operating activities of $928,009, which was comprised of net loss of $866,786, interest income and dividend income earned in cash and investments held in trust account of $93,821, change of prepaid expenses of $5,610, income tax payable of $81,000, other receivable of $50,000 and accrued liabilities of $69,208.

For the nine months ended September 30, 2024 we generated net cash used in operating activities of $837,438, which was comprised of net income of $262,934, interest income and dividend income earned in cash and investments held in trust account of $985,835, change of prepaid expenses of $20,500, accrued liabilities of $17,455 and change in income tax payable of $76,832.

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

As of September 30, 2025, we had cash of $9,063 and investments held in the Trust Account of $2,200,644. Until the consummation of the IPO, the only source of liquidity was an initial purchase of ordinary shares by our Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from our Sponsor.

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

On August 19, 2025 and October 10, 2025, in connection with the stockholders vote at the Special Meeting, 126,395 and 100 shares were redeemed by certain shareholders, respectively.

As of September 30, 2025, we had cash outside our Trust Account of $9,063 and marketable securities held in the Trust Account of $2,200,644, respectively.

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

The Company initially had 15 months from the consummation of this offering to consummate the initial business combination. As approved by the Company’s stockholders at various meetings of Stockholders held on March 13, 2023, June 4, 2024, December 6, 2024, June 5, 2025, and October 9, 2025, the Company amended its certificate of incorporation and/or the Trust Agreement such that the Company has the right to extend the date by which it has to consummate a business combination. As of the date of this report, the Company has extended 28 times by an additional 1 month each time, and so it now has until February 13, 2026 to consummate a business combination. If the Company does not complete a business combination by February 13, 2026, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a business combination one time by an additional one month each time (for a total of up to 39 months from the consummation of the Public Offering to complete a business combination).

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

Further, subsequently on June 5, 2025 at the special meeting of stockholders, Inception Growth’s stockholders approved an amendment of Inception Growth’s certificate of incorporation and a further amendment to the Trust Agreement, such that Inception Growth has the right to extend the date by which it has to consummate a business combination by four (4) times for an additional one month each time from June 13, 2025 to October 13, 2025 by depositing into the trust account an aggregate amount equal to $0.075 multiplied by the number of common stock issued in the IPO (each, a “Public Share”) that has not been redeemed for each one-month extension. On each of June 10, 2025, July 7, 2025, August 11, 2025 and September 10, 2025, the Company deposited $13,250 into the Trust Account in order to extend the amount of time it has available to complete a business combination.

In addition, subsequently on October 9, 2025 at the special meeting of stockholders, Inception Growth’s stockholders approved an amendment of Inception Growth’s certificate of incorporation and a further amendment to the Trust Agreement, such that Inception Growth has the right to extend the date by which it has to consummate a business combination by four (4) times for an additional one month each time from October 13, 2025 to February 13, 2026 by depositing into the trust account an aggregate amount equal to $0.075 multiplied by the number of common stock issued in the IPO (each, a “Public Share”) that has not been redeemed for each one-month extension. On each of October 9, 2025 and November 10, 2025, the Company deposited $ 13,242 into the Trust Account in order to extend the amount of time it has available to complete a business combination. Currently, Inception Growth has until February 13, 2026 to complete a business combination.

If Company is unable to consummate the Company’s initial business combination by February 13, 2026 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public warrants and public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if the business combination is not consummated by February 13, 2026 (unless further extended). These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We account for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stocks subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stocks (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stocks are classified as shareholders’ equity. Our common stocks feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of our control. Accordingly, as of September 30, 2025 and December 31, 2024, 176,662 and 279,990 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of our unaudited condensed consolidated balance sheets.

●	Net income (loss) per share

We calculate net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value. As of September 30, 2025 and December 31, 2024, we have not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 9,896,250 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and we did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company.  As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2025, we were not subject to any market or interest rate risk.   Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of September 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2021, a total of $104,535,351 was held in a trust account established for the benefit of the Company’s public stockholders, which included $103,500,000 of the net proceeds from the IPO (including the exercise of the over-allotment option) and $4,721,250 of the Private Placements and subsequent interest income. Following tax withdrawal, redemptions and extensions, the amount of funds remaining in the trust account as of September 30, 2025 was approximately $2,200,644.

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

INCEPTION GROWTH ACQUISITION LIMITED

Date: November 19, 2025	By:	/s/ Cheuk Hang Chow
	Name:	Cheuk Hang Chow
	Title:	Chief Executive Officer
(Principal Executive Officer)