Form 10-K
period 2025-12-31
Inception Growth Acquisition Ltd
filed 2026-04-15
CIK 1866838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-41134

INCEPTION GROWTH ACQUISITION LIMITED

(Exact name of registrant as specified in its charter)

Delaware	86-2648456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

875 Washington Street New York, NY	10014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (315) 636-6638

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, $0.0001 par value, one-half (1/2) of one redeemable warrant and one right entitling the holder to receive one-tenth of a share of common stock	IGTAU	OTC Markets Group, Inc
Common Stock, par value $0.0001 per share	IGTA	OTC Markets Group, Inc
Redeemable warrants, each exercisable for one share of common stock at an exercise price of $11.50	IGTAW	OTC Markets Group, Inc
Rights, each to receive one-tenth of one share of common stock	IGTAR	OTC Markets Group, Inc

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

At June 30, 2025, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $2,208,275.

As of March 9, 2026, the Registrant had 2,800,211 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INCEPTION GROWTH ACQUISITION LIMITED

Annual Report on Form 10-K for the Year Ended December 31, 2025

i

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

On each of December 12, 2024, January 9, 2025, February 12, 2025, March 12, 2025, April 10, 2025 and May 12, 2025, the Company deposited a monthly deposit of $11,199 into the Trust Account in order to extend the amount of time it has available to complete a business combination.

On June 5, 2025, the Company held its annual meeting, which was devoted to, among other proposals, proposals to extend the date by which the Company has to consummate a business combination by four times for an additional one month each time from June 13, 2025 to October 13, 2025 by depositing into the trust account an aggregate amount equal to $0.075 multiplied by the number of common stock issued in the Company’s IPO that has not been redeemed for each one-month extension.

On each of June 10, 2025, July 7, 2025, August 11, 2025 and September 10, 2025, the Company deposited $13,249.65 into the Trust Account in order to extend the amount of time it has available to complete a business combination to October 13, 2025.

On October 9, 2025, at a special meeting of stockholders (the “2025 Special Meeting”), the Company’s stockholders approved an amendment of the Company’s certificate of incorporation and a further amendment to the Trust Agreement, which would give the Company the right to extend the date by which it has to consummate a business combination by four times for an additional one (1) month each time from October 13, 2025 to February 13, 2026 by depositing into the Trust Account an aggregate amount that equals to $0.075 multiplied by the number of Public Shares that have not been redeemed for each one-month extension.

On each of October 9, 2025, November 10, 2025, December 9, 2025 and January 12, 2026, the Company deposited $13,242.15 into the Trust Account in order to extend the amount of time it has available to complete a business combination to February 13, 2026.

On January 20, 2026, at a special meeting of stockholders (the “2026 Special Meeting”), the Company’s stockholders approved an amendment of the Company’s certificate of incorporation and a further amendment to the Trust Agreement, which would give the Company the right to extend the date by which it has to consummate a business combination by six times for an additional one (1) month each time from February 13, 2026 to August 13, 2026 by depositing into the Trust Account an aggregate amount that equals to $0.075 multiplied by the number of Public Shares that have not been redeemed for each one-month extension.

On each of February 12, 2026, March 13, 2026 and April 13, 2026, the Company deposited $12,203 into the Trust Account in order to extend the amount of time it has available to complete a business combination to May 13, 2026. Currently, the Company has until May 13, 2026 to complete a business combination.

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

Certain companies requiring federal-issued licenses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Our Sponsor, Soul Venture Partners LLC, is controlled by Mr. Cheuk Hang Chow, a non-U.S. person and a Hong Kong national. Our Sponsor currently owns 42.7% of our outstanding shares. We are therefore likely considered a “foreign person” under the regulations administered by CFIUS and will continue to be considered as such in the future for so long as our Sponsor has the ability to exercise control over us for purposes of CFIUS’s regulations. Therefore, we could be subject to foreign ownership restrictions and/or CFIUS review if our proposed business combination is between us and a U.S. target company engaged in a regulated industry or which may affect national security. The scope of CFIUS review was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. target company falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by August 13, 2026 (assuming full extension of the time to complete a business combination) because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive $13.1 per share (based on $2,129,825 balance in our trust account as of March 17, 2026), and our warrants and rights will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

On December 6, 2024, at a special meeting of stockholders, Inception Growth’s stockholders approved an amendment of Inception Growth’s certificate of incorporation and a further amendment to the Trust Agreement, which would give Inception Growth the right to extend the date by which it has to consummate a business combination by six times for an additional one (1) month each time from December 13, 2024 to June 13, 2025 by depositing into the Trust Account an aggregate amount that equals to $0.04 multiplied by the number of Public Shares that have not been redeemed for each one-month extension. On each of December 12, 2024, January 9, 2025, February 12, 2025, March 12, 2025, April 10, 2025 and May 12, 2025, Inception Growth deposited a monthly deposit of $11,199 into Inception Growth’s Trust Account in order to extend the amount of time it has available to complete a business combination by one month.

On June 5, 2025, the Company held its annual meeting, which was devoted to, among other proposals, proposals to extend the date by which the Company has to consummate a business combination by four times for an additional one month each time from June 13, 2025 to October 13, 2025 by depositing into the trust account an aggregate amount equal to $0.075 multiplied by the number of common stock issued in the Company’s IPO that has not been redeemed for each one-month extension.

On each of June 10, 2025, July 7, 2025, August 11, 2025 and September 10, 2025, the Company deposited $13,249.65 into the Trust Account in order to extend the amount of time it has available to complete a business combination to October 13, 2025.

On October 9, 2025, at a special meeting of stockholders (the “2025 Special Meeting”), the Company’s stockholders approved an amendment of the Company’s certificate of incorporation and a further amendment to the Trust Agreement, which would give the Company the right to extend the date by which it has to consummate a business combination by four times for an additional one (1) month each time from October 13, 2025 to February 13, 2026 by depositing into the Trust Account an aggregate amount that equals to $0.075 multiplied by the number of Public Shares that have not been redeemed for each one-month extension.

On each of October 9, 2025, November 10, 2025, December 9, 2025 and January 12, 2026, the Company deposited $13,242.15 into the Trust Account in order to extend the amount of time it has available to complete a business combination to February 13, 2026.

On January 20, 2026, at a special meeting of stockholders (the “2026 Special Meeting”), the Company’s stockholders approved an amendment of the Company’s certificate of incorporation and a further amendment to the Trust Agreement, which would give the Company the right to extend the date by which it has to consummate a business combination by six times for an additional one (1) month each time from February 13, 2026 to August 13, 2026 by depositing into the Trust Account an aggregate amount that equals to $0.075 multiplied by the number of Public Shares that have not been redeemed for each one-month extension.

On February 12, 2026, March 12, 2026 and April 13, 2026, the Company deposited $12,203 into the Trust Account in order to extend the amount of time it has available to complete a business combination to May 13, 2026. Currently, the Company has until May 13, 2026 to complete a business combination.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until August 13, 2026 (assuming full extension).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until August 13, 2026 (if we fully extend the time to complete a business combination as described in this report) to complete our initial business combination. If we are unable to complete our initial business combination by August 13, 2026 (assuming full extension), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $50,000 to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants and rights, which will expire worthless if we fail to complete our initial business combination by August 13, 2026 (assuming full extension).

Our initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete our initial business combination by August 13, 2026 (assuming full extension). However, if our Sponsor, our officers or directors acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination by August 13, 2026 (assuming full extension).

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 13, 2026 (assuming full extension) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 13, 2026 (assuming full extension), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by August 13, 2026 (assuming full extension), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $50,000 interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 15th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Holders of Record

As of March 9, 2026, there were 2,800,211 of our shares of common stock issued and outstanding held by 49 record holders.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

As of December 31, 2025, a total of $2,247,283 was held in a Trust Account established for the benefit of the Company’s remaining public stockholders, which used to include $103,500,000 of the net proceeds from the IPO (including the exercise of the over-allotment option) and $4,721,250 of the Private Placements and subsequent interest income.

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

We are a blank check company incorporated as a Delaware corporation on March 4, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On September 12, 2023, we entered into that certain Business Combination Agreement with IGTA Merger Sub Limited, a British Virgin Islands company and our wholly owned subsidiary, AgileAlgo Holdings Ltd., a British Virgin Islands company (“AgileAlgo”), and certain shareholders of AgileAlgo (the “Signing Sellers”, who together own approximately 88.3% of AgileAlgo’s issued and outstanding shares), and which agreement may also be thereafter executed by each of the other shareholders of AgileAlgo (such shareholders who become party to such agreement, the “Joining Sellers”, and together with the Signing Sellers, the “Sellers”) in one or more joinder agreements thereto (such Business Combination Agreement together with any such joinder agreements, as they may be amended from time to time, the “Business Combination Agreement”), which provides for a business combination between us and AgileAlgo. On each of June 20, 2024, December 16, 2024, March 27, 2025, May 6 2025, July 31, 2025 and August 7, 2025, the parties to the Business Combination Agreement amended the Business Combination Agreement to extend the outside date required for the Closing to occur until February 13, 2026 (with either party being able to terminate the Business Combination Agreement for passage of such date) and to clarify a condition to Closing regarding PubCo being required to list PubCo Ordinary Shares on Nasdaq.

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

As of December 31, 2025, we had cash of $819 and investments held in the Trust Account of $2,247,282. Until the consummation of the IPO, the only source of liquidity was an initial purchase of ordinary shares by our Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from our Sponsor.

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

On June 6, 2025, in connection with the stockholders vote at the Special Meeting, 103,328 shares were redeemed by certain shareholders at a price of approximately $11.99 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of $1,238,943.

On October 9, 2025, in connection with the stockholders vote at the Special Meeting, 100 shares were redeemed by certain shareholders at a price of approximately $12.46 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of $1,246.

As of December 31, 2025, we had cash outside our Trust Account of $819 and marketable securities held in the Trust Account of $2,247,283, respectively.

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

The Company initially had 15 months from the consummation of this offering to consummate the initial business combination. As approved by the Company’s stockholders at various meetings of Stockholders held on March 13, 2023, June 4, 2024, December 6, 2024, June 5, 2025, October 9, 2025 and February 9, 2026, the Company amended its certificate of incorporation and/or the Trust Agreement such that the Company has the right to extend the date by which it has to consummate a business combination. As of the date of this report, the Company has extended 29 times by an additional 1 month each time, and so it now has until May 13, 2026 to consummate a business combination. If the Company does not complete a business combination by May 13, 2026, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 21 months from the consummation of the Public Offering to complete a business combination).

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

In addition, subsequently on June 5, 2025 at the annual meeting of stockholders, Inception Growth’s stockholders approved an amendment of Inception Growth’s certificate of incorporation and a further amendment to the Trust Agreement, such that Inception Growth has the right to extend the date by which it has to consummate a business combination by four (4) times for an additional one month each time from June 13, 2025 to October 13, 2025 by depositing into the trust account an aggregate amount equal to $0.075 multiplied by the number of common stock issued in the IPO (each, a “Public Share”) that has not been redeemed for each one-month extension. On each of June 10, 2025, July 7, 2025, August 11, 2025 and September 10, 2025, the Company has deposited in an amount of $13,250 into the Trust Account in order to extend the amount of available time to complete a business combination until October 13, 2025.

In addition, subsequently on October 9, 2025 at the special meeting of stockholders, Inception Growth’s stockholders approved an amendment of Inception Growth’s certificate of incorporation and a further amendment to the Trust Agreement, such that Inception Growth has the right to extend the date by which it has to consummate a business combination by four (4) times for an additional one month each time from October 13, 2025 to February 13, 2026 by depositing into the trust account an aggregate amount equal to $0.075 multiplied by the number of common stock issued in the IPO (each, a “Public Share”) that has not been redeemed for each one-month extension. On each of October 9, 2025, November 10, 2025, December 9, 2025, January 12, 2026, the Company has deposited in an amount of $13,242 into the Trust Account in order to extend the amount of available time to complete a business combination until March 13, 2026.

In addition, subsequently on February 9, 2026 at the special meeting of stockholders, Inception Growth’s stockholders approved an amendment of Inception Growth’s certificate of incorporation and a further amendment to the Trust Agreement, such that Inception Growth has the right to extend the date by which it has to consummate a business combination by six (6) times for an additional one month each time from February 13, 2026 to August 13, 2026 by depositing into the trust account an aggregate amount equal to $0.075 multiplied by the number of common stock issued in the IPO (each, a “Public Share”) that has not been redeemed for each one-month extension. On each of February 12, 2026, March 12, 2026 and April 13, 2026, the Company has deposited in an amount of $12,203 into the Trust Account in order to extend the amount of available time to complete a business combination until May 13, 2026.

If Company is unable to consummate the Company’s initial business combination by May 13, 2025 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public warrants and public rights will expire and will be worthless.

Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if the business combination is not consummated by May 13, 2026 (unless further extended). These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

Our entire activity from inception up to December 31, 2025 was in preparation for IPO and the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net loss of $1,007,157, which was comprised of dividend income of $115,222, offset by formation, general and administrative expenses of $1,122,379 and income taxes of $0. The dividend income has decreased compare with 2024 mainly due to two shares redemption occurred throughout the year.

For the year ended December 31, 2024, we had a net income of $130,063, which was comprised of dividend income of $1,154,401, offset by formation, general and administrative expenses of $1,008,441 and income taxes of $15,897.  The dividend income has decreased compare with 2023 mainly due to two shares redemption occurred throughout the year.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

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

We account for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stocks subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stocks (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. The Company’s common stocks feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at December 31, 2025 and 2024, 220,802 and 279,990 shares of common stock subject to possible redemption, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

●	Net income (loss) per share

We calculate net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value. As of December 31, 2025 and 2024, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 9,896,250 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we do not maintain effective internal control over financial reporting as of December 31, 2025.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of February 10, 2026.

Name	Age	Position
Cheuk Hang Chow	41	Chief Executive Officer, Director and Chairman of the Board
Felix Yun Pun Wong	60	Chief Financial Officer and Director
Michael Lawrence Coyne	37	Director
Albert Chang	38	Director
Ms. Xu	42	Director

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

Investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our Sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination, have agreed to waive their redemption rights with respect to their founder shares in such situation. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to consummate our initial business combination within the prescribed time period, although they will be entitled to such liquidating distributions with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our Sponsor until the earlier of: (A) 180 days after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the reported last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the common stock underlying such warrants, will not be transferable, assignable or saleable by our Sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors may directly or indirectly own common stock, warrants and rights following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Permitted transferees of the founder shares would be subject to the same restrictions.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

●	On September 12, 2023, contemporaneously with the execution of the Business Combination Agreement, Inception Growth’s initial stockholders entered into the Sponsor Support Agreement, pursuant to which, among other things, such stockholders agree not to exercise any right to redeem all or a portion of their respective IGTA Shares in connection with the Business Combination. Inception Growth did not provide any separate consideration to the Initial Stockholders for such forfeiture of redemption rights.

●	If a business combination is not completed by August 13, 20265 (if Inception Growth extends the period in full, as further described herein), Inception Growth will be required to liquidate. In such event, the 1,303,490 IGTA Shares held by the Initial Stockholders, which were acquired prior to the IPO for an aggregate purchase price of $25,000, or approximately $0.001 per share, will be worthless.

●	If a business combination is not completed by August 13, 2026 (if Inception Growth extends the period in full, as further described herein), the 4,721,250 Private Warrants purchased by the Sponsor for a total purchase price of $4,721,250, will be worthless.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group as of April 15, 2026. As of April 15, 2026, we had 2,800,211 shares of common stock issued and outstanding.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares of Common Stock
Soul Venture Partners LLC(2)	1,195,990	42.7%
Cheuk Hang Chow	20,000	* %
Felix Yun Pun Wong	30,000	1.1%
Michael Lawrence Coyne	20,000	* %
Albert Chang	25,000	* %
Yan Xu	12,500	* %
All directors and executive officers (five individuals) as a group	107,500	3.8%
Other 5% stockholders
Feis Equities LLC/Lawrence M. Feis(3)	371,324	13.3%
Wolverine Asset Management, LLC(4)	264,247	9.4%
AQR Capital Management, LLC/AQR Capital Management Holdings, LLC/AQR Arbitrage, LLC(5)	339,000	12.1%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals or entities is c/o 875 Washington Street, New York, NY 10014.
(2)	Soul Venture Partners LLC is the record holder of the shares of common stock reported herein. Mr. Cheuk Hang Chow, by virtue of his control over our sponsor as manager, may be deemed to beneficially own shares held by our sponsor.
(3)	Information is based solely on a report on an amended Schedule 13G filed by Feis Equities LLC (“Feis”) and Lawrence M. Feis (“Lawrence”) on March 24, 2022. The principal business office of Feis and Lawrence is located at 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606. Feis and Lawrence possess the sole voting power and sole dispositive power with respect to the shares of common stock reported herein.
(4)	Information is based solely on a report on Schedule 13G/A filed by Wolverine Asset Management, LLC (“WAM”), on April 11, 2024. The principal business office of WAM is c/o Wolverine Asset Management, LLC, 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604. WAM is an investment manager and has voting and dispositive power over 264,247 shares of the common stock. The sole member and manager of WAM is Wolverine Holdings, L.P. (“Wolverine Holdings”). Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc. (“WTP”), the general partner of Wolverine Holdings. Each of Wolverine Holdings, Mr. Bellick, Mr. Gust, and WTP have voting and disposition power over 264,578 shares of common stock.
(5)	Information is based solely on a report on Schedule 13G filed by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC on February 14, 2024. The principal business office is at One Greenwich Plaza, Greenwich, CT 06830. The reporting persons have shared voting power and shared dispositive power with respect to the shares of common stock of Inception Growth beneficially owned by them.

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

On November 17, 2023, January 24, 2024, March 1, 2024, April 26, 2024 and September 30, 2024, the Company issued five unsecured promissory notes (the Notes”) in an amount of $200,000, $420,000, $400,000, $100,000 and $420,000 to the Sponsor, respectively. These Notes do not bear interest and matures upon the closing of a business combination by the Company. In the event that the Company does not complete an initial business combination by May 13, 2026 (as such deadline may be further extended), the Notes shall be deemed to be terminated and no amounts will thereafter be due from the Company to the Sponsor under the Notes. As of December 31, 2025 and 2024, the Sponsor had advanced the Company an aggregate amount of $1,540,000 and $1,540,000, respectively.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by the chosen registered public accounting firm in connection with regulatory filings. The aggregate fees billed by Adeptus for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for year ended December 31, 2025 and 2024 totaled approximately $77,500 and $123,500, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Adeptus for consultations concerning financial accounting and reporting standards during the year ended December 31, 2025 and 2024.

Tax Fees. We did not pay Adeptus for tax planning and tax advice for the year ended December 31, 2025 and 2024.

All Other Fees. We did not pay Adeptus for other services for the year ended December 31, 2025 and 2024.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 8, 2021, by and between the Company and EF Hutton, division of Benchmark Securities, Inc., as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on December 13, 2021 (the “Form 8-K”))

2.1	Business Combination Agreement, dated as of September 12, 2023 by and among the Company, AgileAlgo, Purchaser and the shareholders of AgileAlgo named as Sellers therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on September 18, 2023)

2.2	Amendment No. 1 to Business Combination Agreement, dated as of June 20, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 21, 2024)

2.3	Amendment No. 2 to Business Combination Agreement, dated as of December 16, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 16, 2024)

2.4	Amendment No. 3 to Business Combination Agreement, dated as of March 27, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 27, 2025)

2.5	Amendment No. 4 to Business Combination Agreement, dated as of May 6, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 7, 2025)

2.6	Amendment No. 5 to Business Combination Agreement, dated as of July 31, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 31, 2025)

2.7	Amendment No. 6 to Business Combination Agreement, dated as of August 7, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 13, 2025)

3.1	First Amendment to the Amended and Restated Certificate Of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 11, 2023)

3.2	Second Amendment to the Amended and Restated Certificate Of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 10, 2024)

3.3	Third Amendment to the Amended and Restated Certificate Of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 11, 2024)

3.4	Fourth Amendment to the Amended and Restated Certificate Of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 11, 2025)

3.5	Fifth Amendment to the Amended and Restated Certificate Of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 14, 2025)

3.6	Sixth Amendment to the Amended and Restated Certificate Of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2026)

3.4	By Laws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1, originally filed with the SEC on June 25, 2021 (File No. 333-257426), as amended (the “Registration Statement”))

4.1	Description of Securities

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement)

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement)

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement)

4.5	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement)

4.6	Warrant Agreement, dated December 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Form 8-K)

4.7	Rights Agreement, dated December 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Form 8-K)

10.1	Letter Agreement, dated December 8, 2021, by and among the Company and its officers and directors (incorporated by reference to Exhibit 10.1 to the Form 8-K)

10.2	Letter Agreement, dated December 8, 2021, by and between the Company and its Sponsor (incorporated by reference to Exhibit 10.2 to the Form 8-K)

10.3	Investment Management Trust Agreement, dated December 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Form 8-K)

10.4	Registration Rights Agreement, dated December 8, 2021, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.4 to the Form 8-K)

10.5	Administrative Support Agreement, dated December 8, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Form 8-K)

10.6	Indemnity Agreement, dated December 8, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 to the Form 8-K)

10.7	Private Placement Warrants Subscription Agreement, dated December 8, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 to the Form 8-K)

10.8	Amendment to the Investment Management Trust Agreement, dated as of December 8, 2021, and as amended on March 13, 2023, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 15, 2023)

10.9	Amendment to the Investment Management Trust Agreement, dated as of December 8, 2021, and as amended on March 13, 2023 and September 8, 2023, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on September 11, 2023)

10.10	Amendment to the Investment Management Trust Agreement, dated as of December 8, 2021, and as amended on March 13, 2023, September 8, 2023 and June 4, 2024, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on June 10, 2024)

10.11	Amendment to the Investment Management Trust Agreement, dated as of December 8, 2021, and as amended on March 13, 2023, September 8, 2023, June 4, 2024 and December 6, 2024, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 11, 2024)

10.12	Amendment to the Investment Management Trust Agreement, dated as of December 8, 2021, and as amended on March 13, 2023, September 8, 2023, June 4, 2024, December 6, 2024 and June 5, 2025, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on June 11, 2025)

10.13	Amendment to the Investment Management Trust Agreement, dated as of December 8, 2021, and as amended on March 13, 2023, September 8, 2023, June 4, 2024, December 6, 2024, June 5, 2025 and October 9, 2025, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 14, 2025)

10.14	Amendment to the Investment Management Trust Agreement, dated as of December 8, 2021, and as amended on March 13, 2023, September 8, 2023, June 4, 2024, December 6, 2024, June 5, 2025 and February 9, 2026, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 11, 2026)

14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement)

14.2	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement)

14.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement)

14.4	Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Form 10-K filed by the Registrant with the SEC on March 26, 2025)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inception Growth Acquisition Limited

Dated: April 15, 2026	By:	/s/ Cheuk Hang Chow
	Name:	Cheuk Hang Chow
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Cheuk Hang Chow	Chief Executive Officer and Chairman	April 15, 2026
Cheuk Hang Chow	(Principal Executive Officer)

/s/ Yun Pun Felix Wong	Chief Financial Officer	April 15, 2026
Yun Pun Felix Wong	(Principal Financial and Accounting Officer)

/s/ Michael Lawrence Coyne	Independent Director	April 15, 2026
Michael Lawrence Coyne

/s/ Albert Chang	Independent Director	April 15, 2026
Albert Chang

/s/ Yan Xu	Independent Director	April 15, 2026
Yan Xu

INCEPTION GROWTH ACQUISITION LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Inception Growth Acquisition Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Inception Growth Acquisition Limited (the Company) as of December 31, 2025 and 2024, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Adeptus Partners, LLC

PCAOB: 3686

Ocean, New Jersey

April 15, 2026

INCEPTION GROWTH ACQUISITION LIMITED

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash	$819	$4,295
Prepaid expenses	4,919	-
Other receivables	50,000	-
Total current assets	55,738	4,295

Cash and investments held in trust account	2,247,283	3,605,750
TOTAL ASSETS	$2,303,021	$3,610,045

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$1,998,360	$1,810,214
Other payable – related party	361,000	-
Income tax payable	194,267	275,267
Note payable – related party	1,540,000	1,540,000
Amount due to a related party	988,524	503,946
Total current liabilities	5,082,151	4,129,427

Deferred underwriting compensation	2,250,000	2,250,000

TOTAL LIABILITIES	7,332,151	6,379,427

Commitments and contingencies (Note 8)		-

Temporary equity:
Common stock, subject to possible redemption: 176,562 and 279,990 shares (at redemption value of $12.73 and $10.86 per share, respectively)	2,247,283	3,605,750

Stockholders’ deficit:
Common stock, $0.0001 par value; 26,000,000 shares authorized; 2,637,500 shares issued and outstanding (excluding 176,562 and 279,990 shares, subject to possible redemption, respectively)	264	264
Accumulated deficit	(7,276,677)	(6,375,396)

Total stockholders’ deficit	(7,276,413)	(6,375,132)

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT	$2,303,021	$3,610,045

See accompanying notes to consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2025	Year ended December 31, 2024

Formation, general and administrative expense	$(1,122,379)	$(1,008,441)
Loss from operations	(1,122,379)	(1,008,441)

Other income:
Dividend income	115,222	1,154,401
Total other income	115,222	1,154,401

(Loss) income before income taxes	(1,007,157)	145,960

Income tax expense	-	(15,897)

NET (LOSS) INCOME	$(1,007,157)	$130,063

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	220,802	1,943,533
Basic and diluted net income per share, common stock subject to possible redemption	$0.13	$0.06

Basic and diluted weighted average shares outstanding, common stock not subject to possible redemption	2,637,500	2,637,500
Basic and diluted net loss per share, common stock not subject to possible redemption	$(0.39)	$(0.22)

See accompanying notes to consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Year ended December 31, 2025
				Total
	Common stock		Accumulated	stockholders’
	No. of shares	Amount	deficit	deficit
Balance as of January 1, 2025	2,637,500	$264	$(6,375,396)	$(6,375,132)

Excise tax payable attributable to redemption of common stock	-	-	(12,401)	(12,401)
Accretion of carrying value to redemption value	-	-	118,277	118,277
Net loss	-	-	(1,007,157)	(1,007,157)

Balance as of December 31, 2025	2,637,500	$264	$(7,276,677)	$(7,276,413)

	Year ended December 31, 2024
				Total
	Common stock		Accumulated	stockholders’
	No. of shares	Amount	deficit	deficit
Balance as of January 1, 2024	2,637,500	$264	$(4,235,708)	$(4,235,444)

Excise tax payable attributable to redemption of common stock	-	-	(304,151)	(304,151)
Accretion of carrying value to redemption value	-	-	(1,965,600)	(1,965,600)
Net income	-	-	130,063	130,063

Balance as of December 31, 2024	2,637,500	$264	$(6,375,396)	$(6,375,132)

See accompanying notes to consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2025	Year ended December 31, 2024
Cash flows from operating activities
Net (loss) income	$(1,007,157)	130,063
Adjustments to reconcile net (loss) income to net cash used in operating activities
Interest income and dividend income earned in cash and investments held in Trust Account	(115,222)	(1,154,401)
Changes in operating assets and liabilities:
Prepaid expenses	(4,919)	-
Accrued liabilities	175,745	227,731
Income tax payable	(81,000)	(116,278)

Net cash used in operating activities	(1,032,553)	(912,885)

Cash flows from investing activities
Cash withdrawn from Trust Account in connection to redemption	1,240,190	30,415,052
Cash withdrawn from Trust Account to pay taxes	368,981	-
Cash withdrawn from Trust Account for dissolution expenses	(50,000)	-
Extension payments deposited in Trust Account	(135,482)	(811,199)

Net cash provided by investing activities	1,423,689	29,603,853

Cash flows from financing activities
Redemption of common stock	(1,240,190)	(30,415,052)
Proceeds from promissory note – related party	-	1,450,000
Proceeds from other payable – related party	361,000	-
Advances from a related party	484,578	217,939

Net cash used in financing activities	(394,612)	(28,747,113)

NET CHANGE IN CASH	(3,476)	(56,145)

Cash, beginning of year	4,295	60,440

Cash, end of year	$819	$4,295

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$118,277	$(1,965,600)
Excise tax payable attributable to redemption of common stock	$12,401	$304,151

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

At December 31, 2025, the Company had not yet commenced any operations. All activities through December 31, 2025 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”) and the evaluation of Business Combination candidates. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($12.73 per Public Share) in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 8). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights or warrants. The common stock will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 13, 2023, 1,271,510 shares of common stock were transferred by the Sponsor in connection with the Non-Redemption Agreements. The Company performed a valuation of the shares of common stock the Sponsor agreed to transfer to the non-redeeming third parties and determined the shares had a value of $452,026. This amount is presented as non-redemption agreement expense in the statements of operations.

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

On December 6, 2024, the Company entered into an amendment (the “Trust Amendment”) to the investment management trust agreement, as amended on March 13, 2023, September 8, 2023 and June 4, 2024, by and between the Company and Continental Stock Transfer & Trust Company, to provide the Company with the discretion to extend the date on which to commence liquidating the trust account established in connection with the Company’s initial public offering (the “IPO”) by six (6) times for an additional one month each time from December 13, 2024 to June 13, 2025 by depositing into the trust account an aggregate amount equal to $0.04 multiplied by the number of common stock issued in the IPO (each, a “Public Share”) that has not been redeemed for each one-month extension. On each of December 12, 2024, January 9, 2025, February 12, 2025, March 12, 2025 and April 13, 2026, the Company deposited $11,199 into the Trust Account in order to extend the amount of time it has available to complete a business combination until May 13, 2025.

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On May 6, 2025, the parties to the Business Combination Agreement entered into an Amendment No. 4 to the Business Combination Agreement (the “Amendment No. 4”), which serves to amend the Business Combination Agreement to extend the Outside Closing Date to July 31, 2025. The Amendment No. 4 further provides for IGTA’s consent to and related waivers regarding certain transfers and issuances of Company common stock as required by Section 7.1 of the Business Combination Agreement.

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

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 9, 2025, the Company entered into the Trust Amendment to the investment management trust agreement, as amended on March 13, 2023, September 8, 2023 and June 4, 2024, December 6, 2024 and June 5, 2025, by and between the Company and Continental Stock Transfer & Trust Company, to provide the Company with the discretion to extend the date on which to commence liquidating the trust account established in connection with the Company’s IPO by four (4) times for an additional one month each time from October 13, 2025 to February 13, 2026 by depositing into the trust account an aggregate amount equal to $0.075 multiplied by the number of Public Share that has not been redeemed for each one-month extension. On each of October 9, 2025, November 10, 2025, December 9, 2025, January 12, 2026, the Company deposited $13,242 into the Trust Account in order to extend the amount of time it has available to complete a business combination until February 13, 2026.

On October 9, 2025, in connection with the stockholders vote at the Special Meeting, 100 shares were redeemed by certain shareholders at a price of approximately $12.46 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of $1,246.

On February 9, 2026, the Company entered into the Trust Amendment to the investment management trust agreement, as amended on March 13, 2023, September 8, 2023 and June 4, 2024, December 6, 2024, June 5, 2025 and October 9, 2025, by and between the Company and Continental Stock Transfer & Trust Company, to provide the Company with the discretion to extend the date on which to commence liquidating the trust account established in connection with the Company’s IPO by six (6) times for an additional one month each time from February 13, 2026 to August 13, 2026 by depositing into the trust account an aggregate amount equal to $0.075 multiplied by the number of Public Share that has not been redeemed for each one-month extension. On each of February 12, 2026, March 12, 2026 and April 13, 2026, the Company deposited $12,203 into the Trust Account in order to extend the amount of time it has available to complete a business combination until May 13, 2026.

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

Liquidity and going concern

As of December 31, 2025, the Company had cash balance of $819 and working capital deficit of $5,026,413. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Based on the foregoing, the Company believes it will not have sufficient cash to meet its needs to execute its intended initial Business Combination in the next twelve months from the date of the issuance of the accompanying consolidated financial statements.

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of the date of this report, the Company has extended 29 times by an additional 1 month each time, and so it now has until May13, 2026 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees must deposit into the Trust Account the lesser of (i) $50,000 and (ii) an aggregate amount equal to $0.04 multiplied by the number of common stock issued in the IPO, on or prior to the date of the applicable deadline. On each of September 8, 2023, October 5, 2023, November 1, 2023, November 29, 2023, January 4, 2024, February 5, 2024, February 27, 2024, April 3, 2024, May 6, 2024, the Company has deposited in an amount of $100,000 into the Trust Account in order to extend the amount of available time to complete a business combination until June 13, 2024. On each of June 6, 2024, July 8, 2024, August 1, 2024, September 5, 2024, October 2, 2024 and November 12, 2024, the Company has deposited in an amount of $50,000 into the Trust Account in order to extend the amount of available time to complete a business combination until December 13, 2024. On each of December 12, 2024, January 9, 2025, February 12, 2025, March 12, 2025, April 10, 2025 and May 12, 2025, the Company has deposited in an amount of $11,199 into the Trust Account in order to extend the amount of available time to complete a business combination until June 13, 2025. On each of June 10, 2025, July 7, 2025, August 11, 2025 and September 10, 2025, the Company has deposited in an amount of $13,250 into the Trust Account in order to extend the amount of available time to complete a business combination until October 13, 2025. On each of October 9, 2025, November 10, 2025, December 9, 2025 and January 12, 2026, the Company has deposited in an amount of $13,242 into the Trust Account in order to extend the amount of available time to complete a business combination until March 13, 2026. On each of February 12, 2026, March 12, 2026 and April 13, 2026, the Company has deposited in an amount of $12,203 into the Trust Account in order to extend the amount of available time to complete a business combination until May 13, 2026. If Company is unable to consummate the Company’s initial business combination by May 13, 2026 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the public rights will expire and will be worthless.

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

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025 and 2024.

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Cash and investment held in trust account

At December 31, 2025 and 2024, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Earnings on these securities is included in dividend income in the accompanying consolidated statements of operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations.

As the warrants issued upon the IPO and private placements meet the criteria for equity classification under ASC 480, therefore, the warrants are classified as equity.

●	Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stocks subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stocks (including common stocks that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stocks are classified as stockholders’ equity. The Company’s common stocks feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, at December 31, 2025 and 2024, 176,562 and 279,990 shares of common stock subject to possible redemption, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

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

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to the sponsor are estimated to approximate the carrying values as of December 31, 2025 and December 31, 2024, due to the short maturities of such instruments.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$2,247,283	$2,247,283	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account*	$3,605,750	$3,605,750	$-	$-

●	Income taxes

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

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Our effective tax rate was 20.4% and 10.9% for the years ended December 31, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2025 and 2024, due to the change in prior year taxes and valuation allowance on the deferred tax assets.

●	Inflation Reduction Act

On August 16, 2022, the Inflation Reduction (the IR) Act was signed into law, which, beginning in 2023, will impose a 1% excise tax on public company stock buybacks. The company is assessing the potential impact of the Act.

The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of newly issued shares during the taxable year. Redemption rights are ubiquitous to nearly all SPACs. Shareholders have the ability to require the SPAC to repurchase their shares prior to the merger in what is known as a redemption right, essentially getting their money back. There are two possible scenarios in which redemption rights come into play. First, they can be exercised by the shareholders themselves because they are exiting the transaction, or second, they can be triggered because the SPAC did not find a target with which to merge. There will certainly need to be more clarity from the Internal Revenue Service on the application of the excise tax to SPAC redemptions. Until there is further guidance from the IRS, the Company will continue to assess the potential impact of the IR Act. For the years ended December 31, 2025 and 2024, the Company has incurred $12,401 and $304,151 of excise taxes, respectively. As of December 31, 2025 and 2024, excise tax payable amounted to $1,082,067 and $1,069,666, respectively, included in accrued liabilities in the consolidated balance sheets.

●	Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to the redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value. As of December 31, 2025 and 2024, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 9,896,250 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the years presented.

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net income per share presented in the consolidated statements of operations is based on the following:

	For the Year ended December 31, 2025
	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$115,222	$-
Total expenses	(86,703)	(1,035,676)
Total allocation to redeemable and non-redeemable common stock	$28,519	$(1,035,676)
Denominators:
Weighted-average shares outstanding	220,802	2,637,500
Basic and diluted net income (loss) per share	$0.13	$(0.39)

	For the Year ended December 31, 2024
	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$1,154,401	$-
Total expenses	(434,582)	(589,756)
Dividend	(609,857)	-
Total allocation to redeemable and non-redeemable common stock	$109,962	$(589,756)
Denominators:
Weighted-average shares outstanding	1,943,533	2,637,500
Basic and diluted net income (loss) per share	$0.06	$(0.22)

●	Related parties

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

As of December 31, 2025 and 2024, the shares of common stock subject to possible redemption reflected on the consolidated balance sheets are disclosed in the following table.

Amount
Gross proceeds	$103,500,000
Less:
Proceeds allocated Public Warrants	(2,572,990)
Proceeds allocated Public Rights	(7,418,984)
Offering costs of Public Shares	(2,511,906)
Plus:
Accretion of carrying value to redemption value - 2021	13,538,880
Accretion of carrying value to redemption value - 2022	1,516,986
Common stock subject to possible redemption as of December 31, 2022	106,051,986
Accretion of carrying value to redemption value - 2023	2,554,640
Share redemption - 2023	(76,551,424)
Common stock subject to possible redemption as of December 31, 2023	32,055,202
Accretion of carrying value to redemption value - 2024	1,965,600
Share redemption - 2024	(30,415,052)
Common stock subject to possible redemption as of December 31, 2024	3,605,750
Accretion of carrying value to redemption value - 2025	(118,277)
Share redemption - 2025	(1,240,190)

Common stock subject to possible redemption as of December 31, 2025	$2,247,283

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

Advance from a Related Party

As of December 31, 2025 and 2024, the Company had a temporary advance of $988,524 and $503,946 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

Other payable

As of December 31, 2025 and 2024, the Company had a temporary advance of $361,000 and $0 from AgileAlgo, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from March 4, 2021, to pay Soul Venture Partners LLC a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public shareholders. For the years ended December 31, 2025 and 2024, the Company incurred $120,000 and $120,000 in fees for these services included in formation, general and administrative expenses in the consolidated statements of operations, respectively. As of December 31, 2025 and 2024, the unpaid balance was $490,000 and $370,000, respectively, which included in amount due to related party balance, respectively.

Promissory Note — Related Party

On November 17, 2023, January 24, 2024, March 1, 2024, April 26, 2024 and September 30, 2024, the Company issued five unsecured promissory notes (the “Notes”) in an amount of $200,000, $420,000, $400,000, $100,000 and $420,000 to the Sponsor, respectively. These Notes do not bear interest and mature upon the closing of a business combination by the Company. In the event that the Company does not complete an initial business combination by May 13, 2026 (as such deadline may be further extended), the Note shall be deemed to be terminated and no amounts will thereafter be due from the Company to the Sponsor under the Note.

As of December 31, 2025 and 2024, the Sponsor advanced the Company an aggregate amount of $1,540,000 and $1,540,000, respectively.

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

On each of October 9, 2025, November 10, 2025, December 9, 2025 and January 12, 2026, the Company deposited $13,242 into the Trust Account in order to extend the amount of time it has available to complete a business combination until February 13, 2026.

On February 9, 2026, the Company entered into the Trust Amendment to the investment management trust agreement, as amended on March 13, 2023, September 8, 2023 and June 4, 2024, December 6, 2024, June 5, 2025 and October 9, 2025, by and between the Company and Continental Stock Transfer & Trust Company, to provide the Company with the discretion to extend the date on which to commence liquidating the trust account established in connection with the Company’s IPO by six (6) times for an additional one month each time from February 13, 2026 to August 13, 2026 by depositing into the trust account an aggregate amount equal to $0.075 multiplied by the number of Public Share that has not been redeemed for each one-month extension.

On each of February 12, 2026, March 12, 2026 and April 13, 2026, the Company deposited $12,203 into the Trust Account in order to extend the amount of time it has available to complete a business combination until May 13, 2026.

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be converted into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Warrants. No Working Capital Loans were issued or outstanding as of December 31, 2025 and 2024.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common stocks

The Company is authorized to issue 26,000,000 shares of common stock at a par value of $0.0001. Holders of the Company’s common stocks are entitled to one vote for each share. As of December 31, 2025 and 2024, 2,637,500 shares of common stocks were issued and outstanding, excluding 176,562 and 279,990 shares of common stock subject to possible redemption, respectively.

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

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAX

As of December 31, 2025 and 2024, the Company’s net deferred tax assets are as follows:

	December 31,
	2025	2024
Deferred tax asset:
Organizational costs/Startup expenses	$291,124	$285,200
Net operating loss	-	-
Total deferred tax asset	291,124	285,200
Valuation allowance	(291,124)	(285,200)
Deferred tax asset, net of allowance	$-	$-

The income tax provision for the years ended December 31, 2025 and 2024, consists of the following:

	As of December 31,
	2025	2024
Federal
Current	$—	$32,537
Deferred	(5,924)	(1,884)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	5,924	1,884
Change in prior year tax estimate	—	(16,640)

Income tax provision	$—	$15,897

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amount become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At the years ended December 31, 2025 and 2024, the change in valuation allowance was $0 and $1,884.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2025 and 2024, consists of the following:

	December 31,
	2025	2024
Statutory federal income tax rate	21.0%	21.0%
Change in valuation allowance	(0.6)%	1.3%
Adjustment to prior year taxes	—%	(11.4)%
Effective Tax Rate	20.4%	10.9%

The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2025 and 2024, primarily due to the change in prior year taxes and valuation allowance on the deferred tax assets.

As of December 31, 2025 and 2024, the Company did not have any of U.S. federal and state net operating loss carryovers available to offset future taxable income.

INCEPTION GROWTH ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 12, 2026, the Company deposited $13,242 into the Trust Account to extend the amount of available time to complete a business combination until February 13, 2026.

On February 9, 2026, in connection with the stockholders vote at the Special Meeting, 13,851 shares were redeemed by certain shareholders.

On February 9, 2026, the Company entered into the Trust Amendment to the investment management trust agreement, as amended on March 13, 2023, September 8, 2023 and June 4, 2024, December 6, 2024, June 5, 2025 and October 9, 2025, by and between the Company and Continental Stock Transfer & Trust Company, to provide the Company with the discretion to extend the date on which to commence liquidating the trust account established in connection with the Company’s IPO by six (6) times for an additional one month each time from February 13, 2026 to August 13, 2026 by depositing into the trust account an aggregate amount equal to $0.075 multiplied by the number of Public Share that has not been redeemed for each one-month extension.

On February 12, 2026, the Company deposited $12,203 into the Trust Account to extend the amount of available time to complete a business combination until March 13, 2026.

On March 12, 2026, the Company deposited $12,203 into the Trust Account in order to extend the amount of time it has available to complete a business combination until April 13, 2026.

On April 13, 2026, the Company deposited $12,203 into the Trust Account in order to extend the amount of time it has available to complete a business combination until May 13, 2026.